Form 10-Q
period 2018-09-30
Red Lion Hotels CORP
filed 2018-11-06
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 24,563,933 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($6,488 and $6,487 attributable to VIEs)	$18,218	$32,429
Restricted cash ($4,568 and $12,326 attributable to VIEs)	4,671	12,429
Accounts receivable, net of an allowance for doubtful accounts $2,019 and $1,436, respectively ($1,591 and $3,200 attributable to VIEs)	22,214	13,143
Accounts receivable from related parties	—	1,520
Notes receivable, net	1,642	1,098
Inventories ($123 and $276 attributable to VIEs)	272	443
Prepaid expenses and other ($840 and $976 attributable to VIEs)	5,405	4,862
Assets held for sale ($0 and $34,359 attributable to VIEs)	—	34,359
Total current assets	52,422	100,283
Property and equipment, net ($88,447 and $137,479 attributable to VIEs)	118,810	167,938
Goodwill	18,607	9,404
Intangible assets, net	65,439	50,749
Other assets, net ($572 and $174 attributable to VIEs)	7,758	1,976
Total assets	$263,036	$330,350
LIABILITIES
Current liabilities:
Accounts payable ($817 and $1,810 attributable to VIEs)	$5,291	$4,100
Accrued payroll and related benefits ($426 and $1,453 attributable to VIEs)	4,208	7,457
Other accrued liabilities ($1,400 and $2,184 attributable to VIEs)	5,769	4,094
Long-term debt, due within one year ($9,481 and $62,914 attributable to VIEs)	9,419	62,914
Contingent consideration for acquisition due to related party, due within one year	3,000	9,289
Total current liabilities	27,687	87,854
Long-term debt, due after one year, net of debt issuance costs ($15,641 and $48,483 attributable to VIEs)	24,766	48,483
Line of credit, due after one year	10,000	—
Deferred income and other long-term liabilities ($551 and $772 attributable to VIEs)	2,436	1,554
Deferred income taxes	774	2,219
Total liabilities	65,663	140,110

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 24,274,599 and 23,651,212 shares issued and outstanding	242	237
Additional paid-in capital, common stock	183,412	178,028
Accumulated deficit	(6,769)	(15,406)
Total RLH Corporation stockholders' equity	176,885	162,859
Noncontrolling interest	20,488	27,381
Total stockholders' equity	197,373	190,240
Total liabilities and stockholders’ equity	$263,036	$330,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenue:
Company operated hotels	$19,579	$37,244	$65,486	$94,214
Other revenues from managed properties	1,278	1,054	3,272	3,047
Franchised hotels	15,137	12,714	38,861	36,045
Other	6	12	32	128
Total revenues	36,000	51,024	107,651	133,434
Operating expenses:
Company operated hotels	14,534	25,284	50,817	70,450
Other costs from managed properties	1,278	1,054	3,272	3,047
Franchised hotels	9,220	8,898	26,486	26,300
Depreciation and amortization	3,621	4,660	12,714	13,742
Hotel facility and land lease	1,186	1,201	3,577	3,604
Asset impairment	7,100	—	7,100	—
Gain on asset dispositions, net	(26,196)	(113)	(42,094)	(334)
General, administrative and other expenses	5,398	3,631	14,588	11,346
Acquisition and integration costs	95	1,235	2,196	1,246
Total operating expenses	16,236	45,850	78,656	129,401
Operating income	19,764	5,174	28,995	4,033
Other income (expense):
Interest expense	(1,417)	(2,119)	(5,366)	(6,114)
Loss on early retirement of debt	(794)	—	(794)	—
Other income (loss), net	34	338	214	562
Total other income (expense)	(2,177)	(1,781)	(5,946)	(5,552)
Income (loss) from continuing operations before taxes	17,587	3,393	23,049	(1,519)
Income tax expense (benefit)	(26)	34	(239)	304
Net income (loss) from continuing operations	17,613	3,359	23,288	(1,823)
Discontinued operations:
Income (loss) from discontinued business unit, net of income tax expense (benefit) of $140 and $209	—	268	—	402
Net income (loss) from discontinued operations	—	268	—	402
Net income (loss)	17,613	3,627	23,288	(1,421)
Net (income) loss attributable to noncontrolling interest	(8,670)	(871)	(14,079)	507
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$8,943	$2,756	$9,209	$(914)

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$0.36	$0.11	$0.38	$(0.06)
Income from discontinued operations	—	0.01	—	0.02
Net income (loss) attributable to RLH Corporation	$0.36	$0.12	$0.38	$(0.04)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$0.35	$0.10	$0.36	$(0.06)
Income from discontinued operations	—	0.01	—	0.02
Net income (loss) attributable to RLH Corporation	$0.35	$0.11	$0.36	$(0.04)

Weighted average shares - basic	24,545	23,609	24,334	23,542
Weighted average shares - diluted	25,729	24,176	25,437	23,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Operating activities:
Net income (loss)	$23,288	$(1,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,714	13,806
Amortization of debt issuance costs	892	892
Gain on disposition of property, equipment and other assets, net	(42,094)	(328)
Loss on early retirement of debt	794	—
Impairment loss	7,100	—
Deferred income taxes	(1,445)	416
Stock based compensation expense	2,896	2,392
Provision for doubtful accounts	651	407
Fair value adjustments to contingent consideration	581	1,325
Change in current assets and liabilities, net of business acquired:
Accounts receivable, net	(7,293)	(4,345)
Notes receivable, net	(7)	(69)
Inventories	4	(32)
Prepaid expenses and other	(6,629)	(1,324)
Accounts payable	1,405	(780)
Other accrued liabilities	(484)	(1,936)
Net cash provided by (used in) operating activities	(7,627)	9,003
Investing activities:
Capital expenditures	(6,190)	(8,024)
Contingent consideration paid for Vantage acquisition	(4,000)	—
Acquisition of Knights Inn	(26,888)	—
Net proceeds from disposition of property and equipment	113,838	28
Collection of notes receivable related to property sales	—	200
Advances on notes receivable	(537)	(408)
Net cash provided by (used in) investing activities	76,223	(8,204)
Financing activities:
Borrowings on long-term debt	30,000	3,237
Repayment of long-term debt	(107,899)	(959)
Proceeds from line of credit borrowing	10,000	—
Debt issuance costs	(1,317)	(35)
Distributions to noncontrolling interest	(20,972)	(1,388)
Stock-based compensation awards canceled to settle employee tax withholding	(615)	(332)
Stock option and stock purchase plan issuances, net and other	238	194
Net cash provided by (used in) financing activities	(90,565)	717

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,969)	1,516
Cash, cash equivalents and restricted cash at beginning of period	44,858	47,609
Cash, cash equivalents and restricted cash at end of period	$22,889	$49,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

A summary of our properties as of September 30, 2018, including the approximate number of available rooms, is provided below:

	Franchised		Company Operated		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Total	1,352	86,100	11	2,400	1,363	88,500

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS, Knights Inn), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement dated May 1, 2018. The aggregate purchase price of $26.9 million is subject to a post-closing purchase price adjustment mechanism for the cash, unpaid indebtedness, unpaid transaction expenses and working capital of KFS. See Note 17 for discussion of Business Acquisitions.

2.	Summary of Significant Accounting Policies

The unaudited condensed consolidated financial statements included herein were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with generally accepted accounting principles in the United States of America (GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.

The Consolidated Balance Sheet as of December 31, 2017 was derived from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2017, filed with the SEC in our annual report on Form 10-K on April 2, 2018.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Condensed Consolidated Balance Sheet at September 30, 2018, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

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

Information below represents the effect of the adoption of ASU 2014-09 on our Condensed Consolidated Balance Sheet as of September 30, 2018 and our Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 (in thousands, except per share data).

	As Reported	Adjustment	Balances without adoption of topic 606
ASSETS
Prepaid expenses and other	$5,405	$(276)	$5,129
Other assets, net	7,758	(824)	6,934
Total assets	263,036	(1,100)	261,936

LIABILITIES
Other accrued liabilities	$5,769	$(664)	$5,105
Deferred income and other long-term liabilities	2,436	(1,282)	1,154
Total liabilities	65,663	(1,946)	63,717

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Accumulated deficit	$(6,769)	$846	$(5,923)
Total RLH Corporation stockholders' equity	176,885	846	177,731
Total stockholders' equity	197,373	846	198,219
Total liabilities and stockholders’ equity	263,036	(1,100)	261,936

Three Months Ended September 30, 2018	As Reported	Adjustment	Balances without adoption of topic 606
Revenue:
Franchised hotels	$15,137	$193	$15,330
Total revenues	36,000	193	36,193

Operating expenses:
Franchised hotels	9,220	74	9,294
Total operating expenses	16,236	74	16,310
Operating income	19,764	119	19,883

Income (loss) from continuing operations before taxes	17,587	119	17,706
Income tax expense (benefit)	(26)	(2)	(28)
Net income (loss) from continuing operations	17,613	121	17,734
Net income (loss)	17,613	121	17,734
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	8,943	121	9,064

Basic earnings (loss) per share from continuing operations	$0.36	$0.01	$0.37
Diluted earnings (loss) per share from continuing operations	$0.35	$—	$0.35

Nine Months Ended September 30, 2018	As Reported	Adjustment	Balances without adoption of topic 606
Revenue:
Franchised hotels	$38,861	$563	$39,424
Total revenues	107,651	563	108,214

Operating expenses:
Franchised hotels	26,486	222	26,708
Total operating expenses	78,656	222	78,878
Operating income	28,995	341	29,336

Income (loss) from continuing operations before taxes	23,049	341	23,390
Income tax expense (benefit)	(239)	(4)	(243)
Net income (loss) from continuing operations	23,288	345	23,633
Net income (loss)	23,288	345	23,633
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	9,209	345	9,554

Basic earnings (loss) per share from continuing operations	$0.38	$0.01	$0.39
Diluted earnings (loss) per share from continuing operations	$0.36	$0.02	$0.38

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required. We have assigned an implementation team and are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures. We had $76.4 million of operating lease obligations as of September 30, 2018 (see Note 10) and upon the adoption of the standard we expect to record an ROU asset and lease liability for the present value of these leases, which will have a material impact on the Condensed Consolidated Balance Sheet.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

3.	Business Segments

We have two operating segments: franchised hotels and company operated hotels. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. All balances are presented after the elimination of inter-segment and intra-segment revenues and expenses.

The results of operations of the entertainment segment were treated as discontinued operations, due to the sale of that business completed on October 3, 2017. As a result, the revenue and operating expenses of the entertainment segment are excluded from the segment disclosures below.

Selected financial information is provided below (in thousands):

Three Months Ended September 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$15,137	$20,857	$6	$36,000
Operating expenses:
Segment operating expenses	9,220	15,812	—	25,032
Depreciation and amortization	986	2,170	465	3,621
Other operating expenses, acquisition costs, asset impairment and gains on asset dispositions	95	(17,856)	5,344	(12,417)
Operating income (loss)	$4,836	$20,731	$(5,803)	$19,764

Identifiable assets as of September 30, 2018	$109,216	$135,259	$18,561	$263,036

Three Months Ended September 30, 2017	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$12,714	$38,298	$12	$51,024
Operating expenses:
Segment operating expenses	8,898	26,338	—	35,236
Depreciation and amortization	594	3,755	311	4,660
Other operating expenses, acquisition costs and gains on asset dispositions	1,235	1,090	3,629	5,954
Operating income (loss)	$1,987	$7,115	$(3,928)	$5,174

Identifiable assets as of December 31, 2017	$70,035	$241,659	$18,656	$330,350

Nine Months Ended September 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$38,861	$68,758	$32	$107,651
Operating expenses:
Segment operating expenses	26,486	54,089	—	80,575
Depreciation and amortization	3,043	8,328	1,343	12,714
Other operating expenses, acquisition costs, asset impairment and gains on asset dispositions	2,195	(31,316)	14,488	(14,633)
Operating income (loss)	$7,137	$37,657	$(15,799)	$28,995

Identifiable assets as of September 30, 2018	$109,216	$135,259	$18,561	$263,036

Nine Months Ended September 30, 2017	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$36,045	$97,261	$128	$133,434
Operating expenses:
Segment operating expenses	26,300	73,497	—	99,797
Depreciation and amortization	1,721	11,096	925	13,742
Other operating expenses, acquisition costs and gains on asset dispositions	1,144	3,258	11,460	15,862
Operating income (loss)	$6,880	$9,410	$(12,257)	$4,033

Identifiable assets as of December 31, 2017	$70,035	$241,659	$18,656	$330,350

4.	Variable Interest Entities

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

In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million. In April 2018, one of the RL Venture properties sold for $5.5 million. In May 2018, one of the RL Venture property sold for $9.3 million. In July 2018, two additional RL Venture properties sold for $54.5 million. As of September 30, 2018, RL Venture has two remaining properties.

Cash distributions may be made periodically based on calculated distributable income. During the third quarter of 2018 and 2017, RL Venture made a cash distributions totaling $37.5 million and $1.6 million, of which RLH Corporation received $20.6 million and $0.9 million, respectively. During the nine months ended September 30, 2018 and 2017, cash distributions totaled $46.5 million and $3.1 million, of which RLH Corporation received $25.6 million and $1.7 million, respectively. Under our credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent dated as of May 14, 2018, as amended, (DB Credit Agreement), these funds may be used to pay down the principal outstanding on the Senior Secured Term Loan. In August 2018, RLH Corporation deposited the $20.6 million received from RL Venture in a cash collateral account controlled by DB, which was used to make a prepayment on the balance outstanding under the Senior Secured Term Loan under the DB Credit Agreement.

RLS Balt Venture

As of September 30, 2018, we own a 73% interest in RLS Balt Venture, with the remaining 27% owned by Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne. RL Baltimore, LLC (RL Baltimore), which is wholly-owned by RLS Balt Venture, owns the Hotel RL Baltimore Inner Harbor, which is managed by RL Management. RLS Balt Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Balt Venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon II, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidate RLS Balt Venture. The equity interest owned by Shelbourne Falcon II is reflected as a noncontrolling interest in the condensed consolidated financial statements.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2018 or 2017.

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

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2018 or 2017.

On August 9, 2018 we announced that we would be marketing for sale the Red Lion Hotel Atlanta International Airport owned by RLH Atlanta.

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

In May 2017, RLH Corporation provided $950,000 to RLS DC Venture to fund restricted cash required by the loan agreement with Pacific Western Bank. In May 2018, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt to Pacific Western Bank to bring the loan into compliance with the loan to value debt covenant requirement of the loan agreement. This funding was not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive the preferred capital plus a preferred return of 9% on the May 2017 preferred capital and 11% on the May 2018 preferred capital, compounded annually, prior to any liquidation proceeds being returned to the members. In May 2018, the loan was amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the nine months ended September 30, 2018 or 2017.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Buildings and equipment	$152,237	$216,618
Furniture and fixtures	21,029	29,132
Landscaping and land improvements	3,094	5,104
	176,360	250,854
Less accumulated depreciation	(82,301)	(118,888)
	94,059	131,966
Land	19,372	31,710
Construction in progress	5,379	4,262
Property and equipment, net	$118,810	$167,938

During the three months ended September 30, 2018, we recognized a $7.1 million impairment on our Baltimore joint venture property. The default during the third quarter on the RL Baltimore loan (described further in Note 8) coupled with challenging cash flow results for the asset gave rise to the impairment. The fair value of the asset was determined by a third-party valuation that included an analysis of selling prices for similar assets as well as a discounted cash flow analysis, which are Level 3 fair value measurements. Key inputs to the fair value measurement for these assets included forecasted revenues expected to be generated by the hotel factoring in the market it serves as well as forecasted operating costs and capital expenditure needs based upon the Company’s planning and budgeting process. Other inputs included sales data for similarly situated hotels in the market, adjusted to reflect known differences in the assets.

During the three and nine months ended September 30, 2018, we sold two and nine hotel properties for a total gain of $26.0 million and $41.6 million, respectively.

6.	Goodwill and Intangible Assets

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	September 30, 2018	December 31, 2017
Goodwill	$18,607	$9,404

Intangible assets
Brand name - indefinite lived	$46,860	$39,160
Brand name - finite lived, net	2,433	2,814
Customer contracts, net	16,018	8,647
Trademarks	128	128
Total intangible assets, net	$65,439	$50,749

On May 14, 2018 we acquired substantially all of the assets of KFS, including customer contracts and the brand name, as further described in Note 17.

Goodwill and other intangible assets attributable to each of our business segments at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018		December 31, 2017
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	18,607	60,779	9,404	46,089
Total	$18,607	$65,439	$9,404	$50,749

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	September 30, 2018	December 31, 2017
Customer contracts	$20,773	$11,673
Brand name - finite lived	3,295	3,295
Accumulated amortization	(5,617)	(3,507)
Net carrying amount	$18,451	$11,461

7.	Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

September 30, 2018
Accounts receivable	$22,214
Key money disbursed	6,255
Capitalized contract costs	1,100
Contract liabilities	1,946

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2018	$1,148	$750	$1,444
Key money disbursed	5,420	—	—
Costs incurred to acquire contracts	—	572	—
Cash received in advance	—	—	1,065
Revenue or expense recognized that was included in the January 1, 2018 balance	(163)	(192)	(440)
Revenue or expense recognized in the period for the period	(150)	(30)	(123)
Balance as of September 30, 2018	$6,255	$1,100	$1,946

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of June 30, 2018	$6,106	$1,032	$1,889
Key money disbursed	269	—	—
Costs incurred to acquire contracts	—	142	—
Cash received in advance	—	—	250
Revenue or expense recognized that was included in the January 1, 2018 balance	(42)	(57)	(121)
Revenue or expense recognized in the period for the period	(78)	(17)	(72)
Balance as of September 30, 2018	$6,255	$1,100	$1,946

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of September 30, 2018, including revenues related to application, initiation and other fees were as follows (in thousands):

Year ending December 31,	Revenue	Contra Revenue	Expense
2018 (remainder)	$182	$113	$73
2019	619	451	266
2020	413	451	207
2021	273	409	140
2022	205	381	110
Thereafter	254	4,450	304
Total	$1,946	$6,255	$1,100

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

8.	Debt and Line of Credit

The current and noncurrent portions of our debt as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
Senior Secured Term Loan	$—	$9,355	$—	$—
RL Venture	—	—	40,602	32,625
RL Baltimore	—	—	13,300	—
RLH Atlanta	9,270	—	9,360	—
RLH DC	346	15,652	332	16,303
Total debt	9,616	25,007	63,594	48,928
Unamortized debt issuance costs	(197)	(241)	(680)	(445)
Debt net of debt issuance costs	$9,419	$24,766	$62,914	$48,483

Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all of the financial covenants of our debt agreements at September 30, 2018, unless further described below.

Senior Secured Term Loan

In May 2018, RLH Corporation and certain of its direct and indirect wholly-owned subsidiaries entered into a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent (DB Credit Agreement). The DB Credit Agreement provided for a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Revolving Credit Facility). The principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition. At September 30, 2018, there were unamortized debt issuance fees of $0.3 million and $10 million outstanding on the Revolving Credit Facility.

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

The default of RL Baltimore LLC on August 10, 2018 under the terms of the Baltimore Note, as described below, created a default under our DB Credit Agreement. On August 31, 2018, we entered into a First Amendment (Amendment) and Waiver (Waiver) to the DB Credit Agreement. Pursuant to the Waiver, the Lenders agreed to waive the default of RLH Corporation under the DB Credit Agreement caused by the default of RL Baltimore LLC under the terms of the Baltimore Note, with the waiver to be effective August 10, 2018.

The Amendment also authorized our purchase of the Baltimore Note through our wholly owned subsidiary RLH Balt Acquisition, as described below, and added RLH Balt Acquisition as a Guarantor under the Credit Agreement. Our equity interest in RLH Balt Acquisition, and its interest in the Baltimore Note, were pledged to Lenders to secure the obligations of the Company under the Credit Agreement. In addition, the Amendment provided that there would be no cross default under the DB Credit Agreement with respect to the Baltimore Note for a period of 180 days, and clarified that no cross default under the DB Credit Agreement would occur in the event RLH Balt Acquisition waives any default under the Baltimore Note after such date.

In connection with the Amendment and Waiver, we deposited a total of $20.6 million in a cash collateral account controlled by Deutsche Bank, which we used to make a prepayment on the balance outstanding under the Senior Secured Term Loan of the DB Credit Agreement.

RL Baltimore

In May 2018, RL Baltimore executed a three-month extension for its outstanding loan with PFP Holding Company IV (PFP). In connection with the extension, RLH Corporation agreed to allow RLS Balt Venture to transfer $2.0 million of costs owed to RLH Corporation for management fees and other operating costs into a preferred capital balance. The PFP loan matured and became due on August 10, 2018. Prior to the maturity date of the RL Baltimore loan, we were engaged in negotiations with our joint venture partner in RLS Balt Venture, LLC and the lender to evaluate options to address the maturity including, but not limited to, extending the agreement, amending the agreement, or paying off the loan with currently available cash, however, the parties were unable to reach agreement prior to the maturity date and accordingly the loan went into default.

On September 6, 2018, RLH Corporation, through our wholly owned subsidiary RLH Baltimore Loan Acquisition LLC (RLH Balt Acquisition), purchased the outstanding promissory note, in the original principal amount of $13.3 million (Baltimore Note) for a total purchase price of $13.6 million. RL Baltimore is a wholly owned subsidiary of RLS Balt Venture LLC, a consolidated subsidiary of RLH Corporation in which, as of September 30, 2018, we held a 73% interest. The Baltimore Note will continue to be due and payable and accrue interest at a variable rate equal to 11.25% plus one-month LIBOR. We funded the acquisition of the Baltimore Note with $10.0 million in borrowings from our outstanding line of credit under the DB Credit Agreement (as defined above) and cash on hand.

RLH DC

In May 2018 the loan was amended. With the amendment, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. As of September 30, 2018 we did not meet the debt service coverage ratio and are in the process of increasing our principal guarantee to remediate this default.

RL Venture

On July 10, 2018, the RL Venture debt was repaid in full using the proceeds from the sales of hotels within RL Venture.

9.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). At September 30, 2018 and December 31, 2017, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Condensed Consolidated Balance Sheets. We were in compliance with rate cap lender requirements related to RLH Atlanta and RLH DC as of September 30, 2018.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RLH Atlanta	SMBC Capital Markets, Inc.	$9.3	3%	September 2019
RLH DC	Commonwealth Bank of Australia	$17.5	3%	November 2018

10.	Operating and Capital Lease Commitments

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

Total future minimum payments due under all current term operating and capital leases at September 30, 2018, are as indicated below (in thousands):

Year ending December 31,	Total Lease Obligation	Operating Lease Obligation	Capital Lease Obligation
2018 (remainder)	$1,291	$1,236	$55
2019	5,146	4,843	303
2020	4,891	4,587	304
2021	3,335	3,163	172
2022	2,578	2,467	111
Thereafter	60,132	60,121	11
Total	$77,373	$76,417	$956

Total rent expense from continuing operations, under leases for the three and nine months ended September 30, 2018 was $1.4 million and $4.4 million, respectively. Total rent expense under leases for the three and nine months ended September 30, 2017 was $1.6 million and $4.8 million, respectively. Rent expense is reflected within Hotel facility and land lease expense, as well as amounts included within Operating expenses for Franchised hotel, General and Administrative expenses, and within Discontinued operations on our Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Stock Incentive Plans

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize an additional 1.5 million shares, for a total authorized of 2.9 million shares. As of September 30, 2018, there were 909,570 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and nine months ended September 30, 2018 and 2017 stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	$841	$687	$2,033	$1,891
Unrestricted stock awards	105	104	334	319
Performance stock units	184	76	445	101
Stock options	17	17	51	51
Employee stock purchase plan	13	14	33	30
Total stock-based compensation	$1,160	$898	$2,896	$2,392

Restricted Stock Units

Restricted stock units granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the plans upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the nine months ended September 30, 2018 and 2017 was approximately $2.1 million and $1.0 million, respectively. We expect to recognize an additional $6.9 million in compensation expense over the remaining weighted average vesting periods of 35 months.

A summary of restricted stock unit activity for the nine months ended September 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,246,966	$7.27
Granted	508,212	$10.45
Vested	(205,920)	$6.95
Forfeited	(173,306)	$7.73
Balance, September 30, 2018	1,375,952	$8.40

Performance Stock Units, Shares Issued as Compensation

We grant performance stock units (PSUs) to certain of our executives under the 2015 Plan. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. The remaining compensation expense related to PSUs of approximately $1.6 million will be recognized over the next 26 months.

A summary of performance stock unit activity for the nine months ended September 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	256,976	$6.45
Granted	295,065	$9.75
Vested	—	—
Canceled	(126,559)	$7.53
Forfeited	(31,903)	$6.45
Balance, September 30, 2018	393,579	$8.58

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares of unrestricted stock granted	9,210	14,184	32,961	42,432
Weighted average grant date fair value per share	$11.40	$7.40	$10.14	$7.54

13.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator - basic and diluted:
Net income (loss) from continuing operations	$17,613	$3,359	$23,288	$(1,823)
Less: net (income) loss attributable to noncontrolling interests	(8,670)	(871)	(14,079)	507
Net income (loss) from continuing operations attributable to RLH Corporation	8,943	2,488	9,209	(1,316)
Net income (loss) from discontinued operations	—	268	—	402
Net income (loss) attributable to RLH Corporation for diluted earnings (loss) per share	$8,943	$2,756	$9,209	$(914)

Denominator:
Weighted average shares - basic	24,545	23,609	24,334	23,542
Weighted average shares - diluted	25,729	24,176	25,437	23,542

Earnings (loss) per share - basic
Net income (loss) from continuing operations attributable to RLH Corporation	$0.36	$0.11	$0.38	$(0.06)
Net income (loss) from discontinued operations	—	0.01	—	0.02
Net income (loss) attributable to RLH Corporation	$0.36	$0.12	$0.38	$(0.04)

Earnings (loss) per share - diluted
Net income (loss) from continuing operations attributable to RLH Corporation	$0.35	$0.10	$0.36	$(0.06)
Net income (loss) from discontinued operations	—	0.01	—	0.02
Net income (loss) attributable to RLH Corporation	$0.35	$0.11	$0.36	$(0.04)

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock Options(1)
Dilutive awards outstanding	20,504	—	12,097	—
Antidilutive awards outstanding	60,626	113,978	69,033	113,978
Total awards outstanding	81,130	113,978	81,130	113,978

Restricted Stock Units(2)
Dilutive awards outstanding	854,604	535,035	808,934	—
Antidilutive awards outstanding	521,348	753,717	567,018	1,288,752
Total awards outstanding	1,375,952	1,288,752	1,375,952	1,288,752

Performance Stock Units(3)
Dilutive awards outstanding	101,793	—	106,743	—
Antidilutive awards outstanding	—	—	—	—
Total awards outstanding	101,793	—	106,743	—

Warrants(4)
Dilutive awards outstanding	207,444	31,702	174,846	—
Antidilutive awards outstanding	235,089	410,831	267,687	442,533
Total awards outstanding	442,533	442,533	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	—	—	—
Antidilutive awards outstanding	—	483,000	—	483,000
Total awards outstanding	—	483,000	—	483,000

Total dilutive awards outstanding	1,184,345	566,737	1,102,620	—
(1) All stock options for the three and nine months ended September 30, 2017 were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting periods.
(2) Restricted stock units were anti-dilutive for the nine months ended September 30, 2017 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the nine months ended September 30, 2017 then 444,608 units would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets are met. Performance stock units were anti-dilutive for three and nine months ended September 30, 2017 as no targets had been achieved during the three and nine months ended September 30, 2017.
(4) All warrants were anti-dilutive for the nine months ended September 30, 2017 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the nine months ended September 30, 2017 then 24,750 units would have been dilutive.
(5) As part of the Vantage Hospitality Group, Inc. (Vantage Hospitality, Vantage) acquisition, up to an additional 690,000 shares could be issued with the one-year and two-year contingent consideration earn outs. These shares are not included in basic shares outstanding until the period the contingency is resolved, which was September 30, 2017 for the 414,000 shares related to the year-one contingent consideration earn out and May 2018 for the 276,000 share year-two earn out. As of September 30, 2018 no shares are contingent and the remaining 276,000 shares will be issued during the fourth quarter of 2018. For the nine months ended September 30, 2017, all of the contingent consideration shares were anti-dilutive due to the net loss from continuing operations attributable to RLH Corporation in the reporting period. If we had reported net income for the nine months ended September 30, 2017, none of the contingent consideration shares would have been dilutive.

14.	Income Taxes

We recognized an income tax provision (benefit) for continuing operations of $(26,000) and $34,000 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017 we recognized an income tax provision (benefit) for continuing operations of $(239,000) and $304,000, respectively. The income tax provision varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as for deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for U.S. GAAP purposes.

We have federal operating loss carryforwards, which expire beginning in 2032, state operating loss carryforwards, which expire beginning in 2019, and tax credit carryforwards, which begin to expire in 2024.

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

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,642	$1,642	$1,098	$1,098
Financial liabilities:
Total debt	$34,623	$34,249	$112,522	$112,117
Line of credit	10,000	10,473	—	—
Total capital lease obligations	956	956	1,409	1,409

16.	Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne Capital is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the minority interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the three months ended September 30, 2018 and 2017 totaled $40,000 and $134,000, respectively. The amount Shelbourne Capital earned from all four joint ventures during the nine months ended September 30, 2018 and 2017 totaled $187,000 and $344,000, respectively. Columbia Pacific Opportunity Fund, LP (CP) is an investor in Shelbourne Falcon, our minority partner in RL Venture. Alexander Washburn, a member of our board of directors, is a managing member of Columbia Pacific Advisors, LLC, the investment manager and general partner of CP. During the three months ended September 30, 2018 and 2017, Shelbourne Capital earned $28,000 and $117,000 from RL Venture in each period. During the nine months ended September 30, 2018 and 2017, Shelbourne Capital earned $145,000 and $291,000 from RL Venture in each period.

RL Management, one of our wholly-owned subsidiaries, currently manages the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York, on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC (HNA). Prior to June 12, 2018, HNA was one of our largest shareholders. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the three and nine months ended September 30, 2018, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $25,000 and $75,000, respectively. During the three and nine months ended September 30, 2017, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $33,000 and $83,000, respectively.

The total amount receivable from related parties, primarily related to hotel management agreements, was $1.5 million at December 31, 2017, and classified within Accounts receivable from related parties on our Condensed Consolidated Balance Sheet. The total amount of comparable receivables, primarily related to hotel management agreements, was $0.4 million at September 30, 2018, and are classified within Accounts receivable, net on our Condensed Consolidated Balance Sheet as they no longer qualify as a related party at that date.

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

On September 30, 2016, we completed our acquisition of the operating assets and assumption of certain liabilities (the Assets) relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. (TESI), Vantage Hospitality Group, Inc. (Vantage Hospitality) and certain other parties, pursuant to an Asset Purchase Agreement dated September 13, 2016 (the Purchase Agreement). From the date of the acquisition, our board appointed Bernard T. Moyle, as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development. Messrs. Moyle and Bloss are shareholders of TESI and Vantage Hospitality. On May 21, 2018, Messrs. Moyle and Bloss resigned from their RLH Corporation officer positions. In connection with their resignation, Messrs. Moyle and Bloss each entered into an Independent Contractor Agreement (ICA) with the Company under which each will provide consulting services to the Company through December 31, 2020 for a consulting fee of $10,000 per month. In addition, each are eligible under their ICA to receive a mutually agreed upon referral fee for any new hotel franchisee referred to the Company that enters into a franchise agreement for a Red Lion brand. The Company may terminate the ICA at any time, but if an ICA is terminated without cause (as defined in the ICA) the Company remains obligated to pay the monthly consulting fees through the end of the term. During the three and nine months ended September 30, 2018, under the ICA we made payments of $30,000 and $40,000, respectively, each to Messrs. Moyle and Bloss.

On May 21, 2018, the Company also entered into a letter agreement (Letter Agreement) and a First Amendment (First Amendment) to the Purchase Agreement dated as of September 13, 2016, by and among Red Lion Hotels Franchising, Inc., Red Lion Hotels Canada Franchising, Inc., TESI, Vantage Hospitality and certain other parties (including Moyle and Bloss) (the Amended Purchase Agreement). The First Amendment provides for an amendment to the non-competition and non-solicitation restrictive covenant under the Purchase Agreement. Under the Letter Agreement, the Company agreed that the second year earn-out payment payable under the Purchase Agreement would be paid in the full amount of $3.0 million and 276,000 shares of Company common stock (Second Year Additional Consideration) in October 2018. The Company understands that Mr. Bloss and Mr. Moyle each own 50% of the outstanding shares of TESI. As of September 30, 2018, the recorded fair value of the remaining contingent consideration (Year 2) is $3.0 million in cash and 276,000 shares of Company common valued at $10.40 as of May 21, 2018. The Year 2 consideration was paid in October 2018.

In accordance with the Amended Purchase Agreement, after the first anniversary of the closing date, we issued $4.0 million in cash and 414,000 shares of the Company’s common stock to TESI in January 2018.

17.	Business Acquisitions

Knights Inn Acquisition

On May 14, 2018, RLH Franchising completed the purchase of all of the issued and outstanding shares of capital stock of KFS, and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018. The aggregate purchase price of $26.9 million is subject to a post-closing purchase price adjustment mechanism for the cash, unpaid indebtedness, unpaid transaction expenses and working capital of KFS. The purchase price was financed through the DB Credit Agreement See Note 8 Long-Term Debt for discussion of the DB Credit Agreement.

The acquisition of KFS was treated as a business combination under U.S. GAAP. During the second quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates primarily pertaining to the fair value assessment of accounts receivable. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant. The following reflects our preliminary purchase price allocation as of September 30, 2018 (in thousands):

Fair Value
Current assets	$915
Intangible assets	16,800
Goodwill	9,203
Total assets acquired	26,918

Current liabilities	30
Total liabilities acquired	30

Total net assets acquired	$26,888

Current assets are comprised of $4.2 million in contractual value of acquired receivables, less a fair value adjustment of $3.3 million based on expected collectability. During the three months ended September 30, 2018, we recorded an additional $0.9 million fair value adjustment on accounts receivable due to additional information about the collectability of the accounts receivable that became available during the quarter.

Intangible assets acquired are as follows (in thousands):

	Fair Value	Useful Life
Brand names	$7,700	Indefinite
Customer contracts	9,100	15 years
Total intangible assets	$16,800

We recognized $9.2 million in goodwill as the result of the acquisition, recorded within our franchise reporting segment. The goodwill is deductible for income tax purposes. The factors that make up the goodwill are primarily expected synergies from combining the operations of Knights Inn with our own.

The following table presents the revenues and earnings from Knights Inn's operations that are included in the Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$1,753	$2,714
Net income (loss) from continuing operations before income taxes	862	(40)

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017 (in thousands, except per share data) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$36,000	$52,958	$110,280	$139,162
Net income (loss)	17,613	5,236	25,219	3,286
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	8,943	4,365	11,140	3,793
Earnings (loss) per share attributable to RLH Corporation - basic	$0.36	$0.18	$0.46	$0.16
Earnings (loss) per share attributable to RLH Corporation - diluted	$0.35	$0.18	$0.44	$0.15

We recognized acquisition related expenses of $0.3 million and $1.9 million during the three and nine months ended September 30, 2018, and they are included within Acquisition and integration costs on our Condensed Consolidated Statements of Comprehensive Income (Loss).

Vantage Acquisition

Our 2016 Vantage acquisition included certain contingent consideration arrangements. During the second quarter of 2018, the Vantage acquisition agreement was amended to establish a set amount for the second and final contingent consideration payment at $3.0 million to be paid in cash and 276,000 shares of RLH Corporation stock. The second year contingent consideration was paid in October 2018. For the nine months ended September 30, 2018 we recognized $0.3 million within Acquisition and integration costs on our Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of recording changes in the fair value of the contingent consideration.

18.	Discontinued Operations

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. The transaction represented a strategic shift that had a major impact on our financial statements. This was considered to be a strategic shift as we chose to exit the business segment entirely and focus on our growing franchise segment. In accordance with this strategic shift, the results of the entertainment business are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this quarterly report on Form 10-Q. We recognized a loss on sale of $0.2 million, net of tax of $1.1 million, in the fourth quarter of 2017, based on cash proceeds of $6.0 million less estimated transaction costs of $0.7 million and $4.4 million of net assets.

The following summarizes the results of the entertainment segment included in the Condensed Consolidated Statements of Comprehensive Income (Loss) as discontinued operations (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Entertainment revenue	$2,969	$9,050
Operating expenses:
Entertainment	2,555	8,372
Other	—	—
Depreciation and amortization	7	64
Gain on asset dispositions, net	(1)	3
Total operating expenses	2,561	8,439
Operating income	408	611
Interest expense	—	—
Other income (expense), net	—	—
Income tax (expense) benefit	(140)	(209)
Income (loss) from discontinued operations	$268	$402

The following table represents the cash flow items associated with discontinued operations of the entertainment segment for the nine months ended September 30, 2017 (in thousands).

Depreciation and amortization	$64
Capital expenditures	$101

19.	Assets Held for Sale

RL Venture Hotels

At September 30, 2018, we have no properties classified as held for sale.

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

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The following table presents the assets of the Hotel business segment included in the Condensed Consolidated Balance Sheets as Assets held for sale at December 31, 2017 (in thousands):

December 31, 2017
Inventories	$156
Property and equipment, net	34,143
Other assets, net	60
Assets held for sale	$34,359

20.	Subsequent Events

On October 25, 2018, RLH Corporation signed an agreement with Shelbourne Falcon II, which dissolves the joint venture relationship and gives RLH Corporation 100% ownership of RLS Balt Venture LLC.

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

A summary of our properties as of September 30, 2018, including the approximate number of available rooms, is provided below:

	Franchised		Company Operated		Total Systemwide
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2018	1,061	65,200	21	4,300	1,082	69,500
Newly opened/acquired properties	420	29,000	—	—	420	29,000
Terminated properties(1)	(138)	(9,600)	(1)	(400)	(139)	(10,000)
Change from company operated to franchised	9	1,500	(9)	(1,500)	—	—
Ending quantity, September 30, 2018	1,352	86,100	11	2,400	1,363	88,500

Executed franchise license and management agreements, nine months ended September 30, 2018:
New franchise / management agreements	46	5,200	—	—	46	5,200
Renewals / changes of ownership	54	2,800	—	—	54	2,800
Change from company operated to franchised	9	1,500	(9)	(1,500)	—	—
Total executed franchise license and management agreements, nine months ended September 30, 2018	109	9,500	(9)	(1,500)	100	8,000
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

Our remaining activities, none of which constitutes a reportable segment, are aggregated into "other".

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

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. We anticipated that the completion of these sales would allow the company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives. As of September 30, 2018, nine of the properties have sold. Using proceeds from the sale of the hotels and restricted cash associated with the debt, in July 2018, RL Venture repaid the remaining principal balance outstanding under its loan agreement with Pacific Western Bank.

On August 9, 2018, we announced that we would be marketing for sale our leasehold interests in the Anaheim, California and Kalispell, Montana hotels and the hotel in Atlanta, Georgia owned by our consolidated joint venture, RLH Atlanta LLC (RLH Atlanta). The sale of these hotels is anticipated to generate gross proceeds in excess of $40 million.

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement, dated May 1, 2018. The aggregate purchase price of $26.9 million is subject to a post-closing purchase price adjustment mechanism for the cash, unpaid indebtedness, unpaid transaction expenses and working capital of KFS. See Note 17 for Business Acquisitions within Item 1. Financial Statements.

Overview

Total revenue for the three months ended September 30, 2018 decreased $15.0 million, or 29%, compared with the same period in 2017, driven by the decrease in our company operated hotels segment, due primarily to the sale of nine of our owned hotels during 2018. For nine months ended September 30, 2018, total revenue decreased $25.8 million, or 19%, also driven by the decrease in company operated hotels segment.

Revenue per available room (RevPAR) systemwide mid-scale decreased (2.3)% and (0.7)% for the three and nine months ended September 30, 2018 when compared with the same periods in 2017. The RevPAR decrease for the third quarter was primarily driven by 231 basis points in lower occupancy, partially offset by an increase of 1.1% in Average Daily Rate (ADR). For the year-to-date period in 2018, RevPAR declined as a result of a decrease of 44 basis points in occupancy.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$36,000	$51,024	$107,651	$133,434
Total operating expenses	16,236	45,850	78,656	129,401
Operating income	19,764	5,174	28,995	4,033
Other income (expense):
Interest expense	(1,417)	(2,119)	(5,366)	(6,114)
Loss on early retirement of debt	(794)	—	(794)	—
Other income (loss), net	34	338	214	562
Income (loss) from continuing operations before taxes	17,587	3,393	23,049	(1,519)
Income tax expense (benefit)	(26)	34	(239)	304
Net income (loss) from continuing operations	17,613	3,359	23,288	(1,823)
Net income (loss) from discontinued operations, net of tax	—	268	—	402
Net income (loss)	17,613	3,627	23,288	(1,421)
Less net (income) loss attributable to noncontrolling interests	(8,670)	(871)	(14,079)	507
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$8,943	$2,756	$9,209	$(914)

Non-GAAP Financial Measures (1)
EBITDA from continuing operations	$22,625	$10,172	$41,129	$18,337
Adjusted EBITDA from continuing operations	$4,591	$11,407	$10,562	$19,683
(1) The definitions of "EBITDA", and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended September 30, 2018, we reported net income of $17.6 million, which included $26.0 million gain on asset dispositions related to the sale of two hotels, a $7.1 million asset impairment on our joint venture Hotel RL Baltimore Inner Harbor property, a $0.8 million loss on early retirement of debt resulting from an early payment on our Senior Secured Term Loan using proceeds from an RL Venture distribution following two hotel sales, and $0.1 million of acquisition and integration costs. For the three months ended September 30, 2017, we reported net income of $3.6 million, which included acquisition and integration costs of $1.2 million.

For the nine months ended September 30, 2018, we reported net income of $23.3 million, which included $41.6 million gain on asset dispositions related to the sale of nine hotels, a $7.1 million asset impairment on our joint venture Hotel RL Baltimore Inner Harbor property, a $0.8 million loss on early retirement of debt resulting from an early payment on our Senior Secured Term Loan using proceeds from an RL Venture distribution following two hotel sales, $2.2 million of acquisition and integration costs and $1.0 million of employee separation costs. For the nine months ended September 30, 2017, we reported net loss of $1.4 million, which included acquisition and integration costs of $1.2 million and $0.1 million for the CFO transition and other one-time professional services costs.

The above special items are excluded from operating results in Adjusted EBITDA. For the three months ended September 30, 2018, Adjusted EBITDA from continuing operations was $4.6 million compared with $11.4 million in 2017. For the nine months ended September 30, 2018, Adjusted EBITDA from continuing operations was $10.6 million compared with $19.7 million in 2017. The decrease is due to the sale of nine hotels throughout 2018.

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

EBITDA and Adjusted EBITDA are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. We believe they are a complement to reported operating results. EBITDA and Adjusted EBITDA are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States of America (GAAP), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA differently than we do or may not calculate them at all, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results exclude the nine hotels sold in 2018, eight of which were converted to franchise agreements. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$17,613	$3,627	$23,288	$(1,421)
Depreciation and amortization	3,621	4,660	12,714	13,742
Interest expense	1,417	2,119	5,366	6,114
Income tax expense (benefit)	(26)	34	(239)	304
Net (income) loss from discontinued operations (1)	—	(268)	—	(402)
EBITDA from continuing operations	22,625	10,172	41,129	18,337
Asset impairment (2)	7,100	—	7,100	—
Acquisition and integration costs (3)	95	1,235	2,196	1,246
Employee separation and transition costs (4)	—	—	975	100
Loss on early retirement of debt (5)	794	—	794	—
Gain on asset dispositions (6)	(26,023)	—	(41,632)	—
Adjusted EBITDA from continuing operations	4,591	11,407	10,562	19,683
Net income (loss) from discontinued operations (1)	—	268	—	402
Depreciation and amortization of discontinued operations	—	7	—	64
Income tax expense (benefit) from discontinued operations	—	140	—	209
Adjusted EBITDA from discontinued operations	—	415	—	675
Adjusted EBITDA from continuing & discontinued operations	4,591	11,822	10,562	20,358
Adjusted EBITDA attributable to noncontrolling interests	(53)	(3,142)	(1,915)	(6,110)
Adjusted EBITDA attributable to RLH Corporation	$4,538	$8,680	$8,647	$14,248

(1)  On October 3, 2017, the Company completed the sale of its entertainment segment. Based on this sale, the results of operations of the entertainment segment are reported as discontinued operations for all periods presented.

(2) In the three months ended September 30, 2018 we recognized an impairment on our Baltimore hotel asset.
(3)  Net expenses for 2018 are associated with the Knights Inn and Vantage acquisitions. Net expenses for 2017 are associated with the Vantage acquisition. All acquisition costs and changes in the fair value and probability of contingent consideration are included within Acquisition and integration costs on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(4) The costs recognized in 2018 relate to employee separation, and the costs recognized in 2017 consisted of legal and consulting services associated with the CFO transition.
(5)  The Loss on early retirement of debt arose primarily on a $20.6 million early payment of our Senior Secured Term Loan. The debt was repaid using proceeds from a distribution from RL Venture after the sales of our Red Lion Hotel Port Angeles and Hotel RL Spokane.

(6)  On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels. RL Venture, our consolidated subsidiary, sold five properties in February 2018, two properties in April and May, and two properties in July. Represents the gain on our sale of these properties.

The following is a reconciliation of comparable company operated hotel revenue, expenses and operating profit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Company operated hotel revenue	$19,579	$37,244	$65,486	$94,214
less: revenue from sold and closed hotels	(932)	(18,365)	(15,292)	(44,073)
less: revenue from managed properties	(277)	(380)	(745)	(854)
Comparable company operated hotel revenue	$18,370	$18,499	$49,449	$49,287

Company operated hotel operating expenses	$14,534	$25,284	$50,817	$70,450
less: operating expenses from sold and closed hotels	(2,008)	(12,758)	(14,226)	(34,186)
less: operating expenses from managed properties	(191)	(188)	(543)	(520)
Comparable company operated hotel operating expenses	$12,335	$12,338	$36,048	$35,744

Company operated hotel direct operating profit	$5,045	$11,960	$14,669	$23,764
less: operating profit (loss) from sold and closed hotels	1,076	(5,607)	(1,066)	(9,887)
less: operating profit (loss) from managed properties	(86)	(192)	(202)	(334)
Comparable company operated hotel direct operating profit	$6,035	$6,161	$13,401	$13,543
Comparable company operated hotel direct margin %	32.9%	33.3%	27.1%	27.5%

Revenues

A detail of our revenues from continuing operations for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Company operated hotels	$19,579	$37,244	$65,486	$94,214
Other revenues from managed properties	1,278	1,054	3,272	3,047
Franchised hotels	15,137	12,714	38,861	36,045
Other	6	12	32	128
Total revenues	$36,000	$51,024	$107,651	$133,434

Three months ended September 30, 2018 and 2017

During the third quarter of 2018, revenue from our company operated hotel segment decreased approximately $17.7 million or 47.4% compared with the third quarter of 2017. This was primarily due to the sale of nine hotel properties during the first nine months of 2018, and the transition of eight of these properties to franchise agreements.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was flat in the third quarter of 2018 compared with the third quarter of 2017.

Revenue from our franchised hotels segment increased $2.4 million to $15.1 million in the third quarter of 2018 compared with the same period in 2017. This increase was primarily due to an additional $1.8 million from the recently acquired KFS brand.

Nine months ended September 30, 2018 and 2017

During nine months ended September 30, 2018, revenue from our company operated hotel segment decreased $28.7 million or 30% compared with the same period in 2017. The decrease was driven primarily by the sale of nine of our company-operated hotels and the transition of eight of these properties to franchise agreements.

On a comparable hotel basis, excluding the results of sold and closed properties and hotels for which comparable results were not available, revenue from our company operated hotel segment was materially flat for the nine months ended September 30, 2018 compared with the same period in 2017.

Revenue from our franchised hotels segment increased $2.8 million to $38.9 million in the nine months ended September 30, 2018 compared with the same period in 2017. This increase was primarily due to an additional $2.7 million from the recently acquired KFS brand.

Comparable Hotel Revenue (Non-GAAP Data)

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results excludes nine hotels sold in 2018 in RL Venture sales transactions, eight of which were converted to franchise agreements. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Average occupancy, ADR and RevPAR statistics are provided below on a comparable basis.

Comparable Hotel Statistics (1)
	Three Months Ended September 30,
	2018				2017
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide - Midscale	66.0%		$106.82	$70.47	68.3%	$105.64	$72.13

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide - Midscale	(231)	bps	1.1%	(2.3)%

Comparable Hotel Statistics (1)
	Nine Months Ended September 30,
	2018				2017
	Average Occupancy(2)		ADR(3)	RevPAR(4)	Average Occupancy(2)	ADR(3)	RevPAR(4)
Systemwide - Midscale	62.4%		$99.48	$62.10	62.9%	$99.49	$62.54

Change from prior comparative period:	Average Occupancy(2)		ADR(3)	RevPAR(4)
Systemwide - Midscale	(44)	bps	—%	(0.7)%

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

•
Comparable hotels are hotels that were owned, leased, managed or franchised by us and were in operation for at least one full calendar year as of the beginning of the reporting period other than hotels for which comparable results were not available.

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

Future midscale franchise segment revenues are primarily generated from franchise fees that are based on a percentage of room revenue, as has been the historical revenue model for the company. Future economy franchise segment revenues are primarily generated from fixed-fee arrangements based on hotel room counts. Our franchised economy room count increased from approximately 54,900 rooms at December 31, 2017 to approximately 72,100 rooms at September 30, 2018, primarily due to the KFS acquisition, partially offset by a decrease in other economy brand hotel room count as we continue to focus on maintaining brand standards for these hotels.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, asset impairment, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

Our operating expenses from continuing operations for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Company operated hotels	$14,534	$25,284	$50,817	$70,450
Other costs from managed properties	1,278	1,054	3,272	3,047
Franchised hotels	9,220	8,898	26,486	26,300
Depreciation and amortization	3,621	4,660	12,714	13,742
Hotel facility and land lease	1,186	1,201	3,577	3,604
Asset impairment	7,100	—	7,100	—
Gain on asset dispositions, net	(26,196)	(113)	(42,094)	(334)
General, administrative and other expenses	5,398	3,631	14,588	11,346
Acquisition and integration costs	95	1,235	2,196	1,246
Total operating expenses	$16,236	$45,850	$78,656	$129,401

Comparable Hotel Expenses (Non-GAAP Data)

Our comparable hotel operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Company operated hotel operating expenses	$14,534	$25,284	$50,817	$70,450
less: operating expenses from sold and closed hotels	(2,008)	(12,758)	(14,226)	(34,186)
less: operating expenses from managed properties	(191)	(188)	(543)	(520)
Comparable company operated hotel operating expenses	$12,335	$12,338	$36,048	$35,744

Comparable hotels are defined as properties that were operated by our company for at least one full calendar year as of the beginning of the current year other than hotels for which comparable results were not available. Comparable results exclude the nine hotels sold in 2018, eight of which were converted to franchise agreements. In addition, we exclude revenue earned and expenses incurred related to our hotel management agreements.

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

Three months ended September 30, 2018 and 2017

Direct company operated hotel expenses decreased to $14.5 million in the third quarter of 2018 as compared with $25.3 million in the prior year quarter. The decrease is primarily due to the sale of hotel properties in 2018. On a comparable basis, direct company operated hotel expenses were flat at $12.3 million in the third quarter of 2018 and 2017.

The decrease in depreciation due to the sale of the nine hotels was partially offset by increased depreciation for systems to support the franchise division.

We recorded an impairment of $7.1 million related to our Baltimore property as further described in Note 5 Property and Equipment within Item 1. Financial Statements.

General and administrative expenses increased by $1.8 million in the third quarter of 2018 compared with 2017, primarily due to corporate support for the growth in the business.

Acquisition and integrations costs were lower by $1.1 million in the third quarter of 2018 compared with 2017. In 2017, we recognized expense related to the increase in fair value of the contingent consideration for the Vantage Hospitality Group, Inc. acquisition (Vantage Acquisition).

Nine months ended September 30, 2018 and 2017

Direct company operated hotel expenses were $50.8 million and $70.5 million in the first nine months of 2018 and 2017, with the decrease primarily due to the sale of nine properties in the first seven months of 2018. On a comparable basis, direct company operated hotel expenses increased $0.3 million in the nine month period ended September 30, 2018 compared with the same period in 2017.

Depreciation and amortization expenses decreased $1.0 million in the first nine months of 2018 compared with 2017. The decrease in depreciation is primarily due to the sale of the nine hotels, partially offset by increased depreciation for systems to support the franchise division.

We recorded an impairment of $7.1 million related to our Baltimore property as further described in Note 5 Property and Equipment within Item 1. Financial Statements.

General and administrative expenses increased by $3.2 million in the nine months ended September 30, 2018 compared with 2017, primarily due to corporate support for the growth in the franchise business and employee separation costs related to the closure of the Florida office partially offset by previously announced cost reductions aligned with hotel sales.

Acquisition and integrations costs were higher by $1.0 million in the first nine months of 2018 compared with 2017. In 2018, we recognized $1.9 million in expense related to the KFS acquisition and an increase in fair value of the contingent consideration for the Vantage acquisition.

Interest Expense

Interest expense decreased $0.7 million in the third quarter and during the nine months ended September 30, 2018 compared with the same periods in 2017. The decrease was primarily due to hotel sales and related reduction in debt outstanding.

Income Taxes

For the three and nine months ended September 30, 2018, we reported income tax benefits of $26,000 and $239,000 compared with income tax expense of $34,000 and $304,000 for the same periods in 2017. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 14 Income Taxes within Item 1. Financial Statements.

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

Assets Held for Sale

On October 5, 2017, RLH Corporation announced the marketing for sale of 11 hotel properties. As of that date, RLH operated 20 hotels, with an additional managed property added during October 2017 for a total of 21 hotels in its company operated hotels segment. The 11 properties were within the RL Venture joint venture, our consolidated subsidiary. As of September 30, 2018, following the sale of nine RL Venture hotels during the nine months ended September 30, 2018, as well as the transition of one managed hotel to a franchise agreement, RLH Corporation had a total of 11 hotels in our company operated hotel segment.

On August 9, 2018, we announced that we would be marketing for sale our leasehold interests in the Anaheim, California and Kalispell, Montana hotels and the hotel in Atlanta, Georgia owned by our consolidated joint venture, RLH Atlanta.

At September 30, 2018, we have no properties classified as held for sale.

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

6.	Red Lion Templin’s Hotel on the River, Post Falls, Idaho

The results of operations of sold or listed for sale properties at December 31, 2017 are not considered to be discontinued operations as the prospective sales are not considered a strategic shift due to the significance of the remaining hotel operations and the transfer of the majority of these hotels into the franchise division. See Note 19 for discussion of Assets Held for Sale within Item 1. Financial Statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital (deficit), which represents current assets less current liabilities, was $24.7 million and $12.4 million at September 30, 2018 and December 31, 2017. We believe that we have sufficient liquidity to fund our operations at least through November 2019.

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

In May 2018, RL Baltimore executed a three-month extension for its outstanding loan with PFP Holding Company IV (PFP). RL Baltimore is a wholly owned subsidiary of RLS Balt Venture LLC, a consolidated subsidiary of RLH Corporation in which, as of September 30, 2018, we held a 73% interest. In connection with the extension, RLH Corporation agreed to allow RLS Balt Venture to transfer $2.0 million of costs owed to RLH Corporation for management fees and other operating costs into a preferred capital balance. The RL Baltimore loan matured and became due on August 10, 2018. Prior to the maturity date we were engaged in negotiations with our joint venture partner in RLS Balt Venture, LLC and the lender to evaluate options to address the maturity including, but not limited to, extending the agreement, amending the agreement, or paying off the loan with currently available cash, however, all parties were unable to reach agreement prior to the maturity date and accordingly this loan went into default.

On September 6, 2018, RLH Corporation, through our wholly owned subsidiary RLH Baltimore Loan Acquisition LLC (RLH Balt Acquisition), purchased the outstanding promissory note, in the original principal amount of $13.3 million, made by RL Baltimore, LLC to PFP (Baltimore Note) for a total purchase price of $13.6 million. The Baltimore Note will continue to be due and payable and accrue interest at a variable rate equal to 11.25% plus one-month LIBOR. We funded the acquisition of the Baltimore Note with $10.0 million in borrowings from our outstanding line of credit under the DB Credit Agreement (as defined below) and cash on hand. We believe that buying the Baltimore Note provides needed flexibility for a more strategic refinance of this asset in the future. Our joint venture partner owns 27% of RLS Balt Venture at September 30, 2018. As we consolidate both RLH Balt Acquisition and RLS Balt Venture LLC, the Baltimore Note is fully eliminated in consolidation.

In September 2015, RLH Atlanta, a wholly-owned subsidiary of RLS Atla Venture, obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The outstanding principal amount is $9.3 million at September 30, 2018. The loan matures in September 2019. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017. Our joint venture partner owns 45% of RLS Atla Venture at September 30, 2018. RLS Atla Venture was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at September 30, 2018.

In October 2015, RLH DC, a wholly-owned subsidiary of RLS DC Venture, obtained a mortgage loan from Pacific Western Bank, which was used, along with cash on hand, to acquire, and is secured by, the Hotel RL Washington, DC. The outstanding principal amount of the loan was $16.0 million at September 30, 2018. The loan matures in October 2019 and has a one-year extension option. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that will repay the outstanding principal balance over a 25-year amortization period. Our joint venture partner owns 45% of RLS DC Venture as of September 30, 2018. In May 2018, this loan was amended. With the amendment, RLH Corporation provided approximately $450,000 to RLS DC Venture to be used as a principal payment on the debt. This funding was treated as preferred capital of RLS DC Venture. The loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. As of September 30, 2018 we did not meet the debt service coverage ratio and are in the process of increasing our principal guarantee to remediate this default.

In May 2018, RLH Corporation and certain of its direct and indirect wholly-owned subsidiaries entered into a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent (the DB Credit Agreement). The DB Credit Agreement provided for a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Revolving Credit Facility). The $30 million principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition. During the quarter we deposited a total of $20.6 million in a cash collateral account controlled by Deutsche Bank, which we used to make a prepayment on the balance outstanding under the Senior Secured Term Loan of the DB Credit Agreement.
At September 30, 2018, the outstanding balance on the Senior Secured Term Loan was $9.4 million, there were unamortized debt issuance fees of $0.3 million and $10 million outstanding on the Revolving Credit Facility.

The DB loans and credit commitments mature in May 2023. Principal payments equal to 1.25% of the Senior Secured Term Loan, or $375,000, began in September 2018 and will be paid quarterly, with the balance due upon maturity. Outstanding amounts under the DB Credit Agreement will bear interest at adjusted LIBOR plus 3.00%. The DB Credit Agreement additionally includes mandatory prepayment of the Senior Secured Term Loan using any proceeds from incurred or issued indebtedness, and, starting with the full fiscal quarter ending March 31, 2019, requires prepayments in an amount equal to (x) 50% of all distributions received by RLH Corporation or its subsidiary guarantors from their respective subsidiaries and joint venture interests during any such fiscal quarter, minus (y) the amount of the amortization payment required to be made by RLH Corporation for such fiscal quarter, capped at $5 million. In addition, all net proceeds received by RLH Corporation from non-ordinary course asset sales and other specified dispositions of property, including the RL Venture property sales, must be maintained in a cash collateral account controlled by DB, subject to the right of RLH Corporation to prepay the Senior Secured Term Loan in whole or in part at any time with such proceeds. The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It includes customary events of default, cross-default provisions, and restrictions on payment of dividends. The loan agreement also includes customary reporting, financial and operating covenants.

The default of RL Baltimore on August 10, 2018 under the terms of the Baltimore Note, as described above, created a default under the DB Credit Agreement. On August 31, 2018, we entered into a First Amendment and Waiver to the DB Credit Agreement. Pursuant to the Waiver, the Lenders agreed to waive the default of RLH Corporation under the DB Credit Agreement caused by the default of RL Baltimore, with the waiver to be effective August 10, 2018. The Amendment authorized our purchase of the Baltimore Note through our wholly owned subsidiary RLH Balt Acquisition, as described above. We were in compliance with all covenants under the DB Credit Agreement at September 30, 2018.

At September 30, 2018 total outstanding debt, including the outstanding balance on our line of credit, was $44.2 million, net of discount, all of which is at variable interest rates. Except for amounts outstanding under the DB Credit Agreement, and the principal guarantee provided under the RLH DC mortgage loan as described above, the obligation for all of our debt under the joint venture loan agreements is generally non-recourse to RLH Corporation, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. Our average pre-tax interest rate on debt was 6.6% at September 30, 2018.

Operating Activities

Net cash used in operating activities totaled $7.6 million during the first nine months of 2018 compared with cash provided of $9.0 million during the same period in 2017. The primary drivers of the change in cash flows were lower net income, net of non-cash items, in addition to a larger cash use in working capital accounts for the nine months ended September 30, 2018.

Investing Activities

Net cash provided by investing activities totaled $76.2 million during the first nine months of 2018 compared with cash used of $8.2 million during the same period in 2017. The primary drivers of the change were the proceeds from disposition of property and equipment due to the hotel sales in the first nine months of 2018, partially offset by the KFS acquisition of $26.9 million and $4.0 million contingent consideration paid for the Vantage Hospitality acquisition during the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities was $90.6 million during the first nine months of 2018 compared with cash provided of $0.7 million in the first nine months of 2017. The primary drivers of the change was the repayment of $107.9 million of long-term debt and $21.0 million of distributions to noncontrolling interests driven by the hotel sales during 2018. In addition, we had long-term debt and line of credit borrowings of $30.0 million and $10.0 million, respectively, for the nine months ended September 30, 2018 compared with $3.2 million of borrowings for the nine months ended September 30, 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of September 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt(1)	$38,972	$12,141	$16,687	$10,144	$—
Line of credit(1)	13,316	749	1,400	11,167	—
Capital leases(1)	1,090	340	729	21	—
Operating leases	76,417	4,872	10,805	4,238	56,502
Total contractual obligations (2)	$129,795	$18,102	$29,621	$25,570	$56,502
(1) Includes estimated interest payments and commitment fees over the life of the debt agreement, line of credit or capital lease.
(2) With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our corporate office in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2019 and beyond, which are reflected in the table above.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels, and on August 9, 2018, we announced that we would be marketing for sale three additional properties. See Note 19 Assets Held for Sale within Item 1. Financial Statements. There is $10.2 million of debt, $0.8 million of capital leases and $11.2 million of operating leases in the table related to the two remaining RL Venture properties and three additional properties. As of September 30, 2018, nine of the RL Venture properties have sold. Using proceeds from hotel sales and restricted cash associated with the debt, in July 2018 RL Venture repaid the remaining principal balance outstanding under the loan agreement with Pacific Western Bank.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements, as defined by SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt and our line of credit. As of September 30, 2018, our outstanding debt and line of credit, including current maturities and excluding unamortized origination fees, was $44.6 million, which is under term loans and a line of credit subject to variables rates, but a portion is subject to interest rate caps.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At September 30, 2018, $25.3 million of our outstanding debt was subject to interest rate caps that effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt and line of credit obligations at September 30, 2018 on our Condensed Consolidated Balance Sheet (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Debt	$130	$25,138	$—	$—	$—	$9,355	$34,623	$34,249
Line of credit	$—	$—	$—	$—	$—	$10,000	$10,000	$10,473
Average interest rate							6.6%

On October 5, 2017, we announced that we would be marketing for sale the 11 RL Venture owned hotels, and on August 9, 2018, we announced that we would be marketing for sale three of our leasehold interests properties. See Note 19 Assets Held for Sale within Item 1. Financial Statements. As of September 30, 2018, nine of the RL Venture properties have sold. Using proceeds from the sale of the hotels and restricted cash associated with the debt, in July 2018 RL Venture repaid the remaining principal balance outstanding under its loan agreement with Pacific Western Bank.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Principal Financial Officer (PFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and PFO, concluded that due to material weaknesses in internal controls over financial reporting described in Part II, Item 9A of our 2017 annual report on Form 10-K, our disclosure controls and procedures were not effective at September 30, 2018 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Controls over Financial Reporting
There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Status of Remediation of Material Weaknesses
As we described in Part II, Item 9A Controls and Procedures of our 2017 annual report on Form 10-K, we have begun remediation to address the described control deficiencies that led to the material weaknesses referenced above. In particular, we have added additional qualified staffing in our accounting and finance personnel, including a Chief Accounting Officer, and have hired outside third parties to assist in documentation and review of specific internal controls over financial reporting. In addition, we are in the process of hiring a new chief financial officer after the resignation of our former CFO in October 2018 due to personal health reasons. While we have begun taking actions, the matter cannot be deemed to be remediated until operation of the controls has been tested and reviewed in connection with our issuance of future financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On September 26, 2018, Radisson Hotels International, Inc. filed a complaint against RLH Corporation and our subsidiary Red Lion Hotels Franchising, Inc. in the United States District Court for the Eastern District Of Washington. The complaint alleges tortious interference with agreements between Radisson and several franchisees controlled by Inner Circle Investments and seeks damages in an undetermined amount. RLH Corporation believes this complaint is without merit and we intend to defend it vigorously.

At any given time, we are subject to additional claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 11 Commitments and Contingencies within Item 1. Financial Statements.

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

If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could decrease. On June 12, 2018 our largest shareholder, HNA RLH Investments LLC sold 3,738,401 shares of our common stock, representing approximately 15.8% of our outstanding common stock on that date, in a private transaction to funds and accounts managed by Coliseum Capital Management (Coliseum), and Coliseum subsequently sold 488,037 shares on that date to accounts advised by Vindico Capital. Columbia Pacific Opportunity Fund L.P. and its affiliates continue to beneficially own or control 3.9% of our outstanding common stock. Because our common stock is relatively thinly traded, a sale of a large block of shares in the public market by any major shareholder would likely result in a significant decline in our stock price. Our stock price may also fluctuate materially based on announcements by large shareholders disclosing acquisitions or sales of our common stock, by such shareholders expressing their views with respect to actions they believe should be taken by our company, or by such shareholders taking actions designed to impact our corporate policy and strategy, such as attempting to obtain control of our board of directors or initiating or substantially assisting an unsolicited takeover attempt.

We have incurred debt financing and may incur increased indebtedness in connection with capital expenditures, other corporate purposes or growth of our system of hotels.

In May, 2018, we entered into a credit agreement with Deutsche Bank AG New York Branch, Capital One, National Association and Raymond James Bank, N.A., as lenders, which provided for a $30.0 million senior secured term loan facility and a $10.0 million senior secured revolving credit facility. We borrowed the full amount of the $30.0 million senior secured term loan at closing to fund our acquisition of Knights Franchise Systems, Inc., and borrowed an additional $10.0 million under our line of credit to fund the purchase of the outstanding debt of RL Baltimore, a wholly owned subsidiary of RLS Balt Venture LLC, a consolidated subsidiary of RLH Corporation in which, as of September 30, 2018 we held a 73% interest. The loan is guaranteed by all of our direct and indirect wholly-owned subsidiaries, and secured by all of our assets and the assets of our subsidiary guarantors.

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

We may have difficulty integrating the Knights Inn brands into our operations.

The integration of the recently acquired Knights Inn brands into our own operations will be time consuming and presents financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could impact our relationships with employees, hotel owners, hotel franchisees, or guests. Migrating hotels and franchisees to our reservations and other systems and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to Knight’s operations that arose before the acquisition. Failure to successfully integrate Knight’s in a timely and cost-efficient manner could impair our ability to realize any or all of the other anticipated benefits of the acquisition, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Description

10.1
First Amendment to Credit Agreement, dated as of August 31, 2018, by and among Red Lion Hotels Corporation, certain of Red Lion Hotels Corporation's direct and indirect wholly-owned subsidiaries, Deutsche Bank AG New York Branch, Capital One, National Association and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on September 7, 2018)

10.2
Loan Purchase and Sale Agreement dated September 4, 2018 between RLH Baltimore Loan Acquisition, LLC, as Buyer, and PFP IV SUB III, LLC, as Seller (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on September 7, 2018)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	November 6, 2018
Gregory T. Mount

By:	/s/ Nathan M. Troup	Senior Vice President, Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	November 6, 2018
Nathan M. Troup