Form 10-K
period 2018-12-31
Red Lion Hotels CORP
filed 2019-03-08
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2018 was $282.5 million, of which 78.8% or $222.5 million was held by non-affiliates as of that date.
As of March 1, 2019, there were 24,603,081 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 2018 fiscal year, are incorporated by reference herein in Part III.

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
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. (RL Management)
•Red Lion Hotels Limited Partnership
•RL Baltimore LLC (RL Baltimore)
•WestCoast Hotel Properties, Inc.
•Red Lion Anaheim, LLC
•RLabs, Inc.
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

General

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Knights Inn, and Country Hearth Inns & Suites.

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

Hotel RL, our upscale lifestyle brand launched in October 2014, is a full-service conversion brand that is targeted for the top 80 U.S. urban markets, inspired by the spirit of the Pacific Northwest and designed for consumers with a millennial mindset. With Hotel RL we have a hotel product that is intended to be flexible enough to allow adaptive reuse projects, conversions and new builds, to a lesser extent, while giving owners a more free-form approach to adapt the hotel to their unique markets and locations. The flat fee structure is a true differentiator in this segment to establish the Hotel RL brand, which provides a predictable cost structure for our franchisees with the opportunity to leverage a greater proportion of their top-line growth to superior hotel performance. There are seven hotels currently open in the Hotel RL brand and seven more expected to open in 2019 through 2021. The currently open hotels are located in Baltimore Inner Harbor, Maryland; Washington DC; Olympia, Washington; Salt Lake City, Utah; Brooklyn, New York; New Orleans, Louisiana and Fort Walton, Florida.

Our economy brands are focused on delivering our guests a consistent experience with exceptional comfort, quality and service at an affordable rate, with approximately 1,300 locations in 47 states, the District of Columbia, and two countries outside the United States.

A summary of our properties as of December 31, 2018, including the approximate number of available rooms, is provided below:

	Upscale Service Brand		Select Service Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2018	104	14,400	978	55,100	1,082	69,500
Newly opened / acquired properties	30	5,000	395	24,200	425	29,200
Change in brand	(2)	(100)	2	100	—	—
Terminated properties(1)	(20)	(3,400)	(160)	(9,600)	(180)	(13,000)
Ending quantity, December 31, 2018	112	15,900	1,215	69,800	1,327	85,700
(1) Terminated properties include locations at which we ended our franchise relationship because the hotels did not meet RLH Corporation's hotel standards. We are focused on maintaining a set of brand standards at all of our locations.

A summary of our executed agreements for the year ended December 31, 2018 is provided below:

	Upscale Service Brand	Select Service Brand	Total
Executed franchise license agreements, year ended December 31, 2018:
New locations	25	47	72
New contracts for existing locations	3	83	86
Change from company operated to franchised	9	—	9
Total executed franchise license and management agreements, year ended December 31, 2018	37	130	167

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement, dated May 1, 2018. The aggregate purchase price was $27.2 million.

On October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. As of December 31, 2018, nine of the properties have been sold. Using proceeds from the sale of the hotels and the release of restricted cash associated with the debt, RL Venture repaid the remaining principal balance outstanding under its loan agreement with Pacific Western Bank in July 2018. On August 9, 2018, we announced that we would be marketing for sale our leasehold interests in our Anaheim, California and Kalispell, Montana hotels and the hotel in Atlanta, Georgia owned by our consolidated joint venture, RLH Atlanta LLC (RLH Atlanta).

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale as of December 31, 2017 in this annual report on Form 10-K. The loss on sale of the entertainment segment included in the 2017 financial statements was $0.2 million, net of tax. See Note 17, Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data for further discussion of the transactions discussed above.

Operations

We operate in two reportable segments:

•
The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from royalty, marketing, and other fees that are primarily based on a percentage of room revenue or on room count or on transaction count and are charged to hotel owners in exchange for the use of our brand and access to our marketing and central services programs. These central services and marketing programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

•
The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues have also been derived from management fees and related charges for hotels with which we contract to perform management services, however our last management agreement terminated in February 2019.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

We have two measures of segment performance under generally accepted accounting principles in the United States of America (GAAP): revenue and operating income. In addition, the following non-GAAP measurements are used to evaluate the performance of our franchise segment:

•Revenue per available room (RevPAR)
•Average daily rate (ADR)
•Occupancy
•Room count

Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Income tax provision (benefit) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance. See Item 7. Non-GAAP Financial Measures for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

Overview

Company Strategy

Our strategy is to grow our brands and profitability by expanding our franchise hotel network with additional hotels. In 2018 we executed 167 franchise agreements. Also during 2018, 180 franchise agreements in our network terminated, partially due to our focus on eliminating hotels that did not meet RLH Corporation's hotel standards.

By segmenting our upscale, midscale and economy brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. Our strategy for our upscale and midscale hotel brands is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. We believe our upscale and midscale brands have strong name recognition in the Western U.S. markets provide us with an opportunity to expand our hotel network into markets across North America where our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, minority equity, joint venture opportunities with hotel owners and investors, or adding additional brand options. Our economy hotel brands have strong national brand name recognition and provide hotel owners an affordable alternative to traditional franchise programs with primarily flat fees, sensible property improvement plans and a wealth of resources and programs to support owners. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLH Corporation central services programs. For all of our properties, we strive to provide hotel owners leading demand distribution technology and sales support as part of our brand support programs.

Franchised Hotels

As of December 31, 2018 our network of hotels included 1,318 hotels under franchise agreements, representing approximately 83,800 rooms. We are growing our franchise network of hotels through execution of franchise agreements with hotel owners and through acquisitions of hotel brands and/or companies.

In March 2019, we announced the creation of a new subsidiary, RLabs, Inc. RLabs was formed to be a travel technology-based innovator that houses and builds on the groundbreaking technology platform the company has created, including RevPak. RLabs will focus on new revenue verticals, and on developing unique technology and system offerings for the hospitality industry including software, robotics, and artificial intelligence. The first offering from RLabs is Canvas Integrated Systems, an all-in-one cloud-based hospitality management suite featuring a collection of seamlessly-integrated tools designed to drive revenue, secure more revenue opportunities, automate channel management and reduce cost and friction for independent hotel owners.

In May 2018, we acquire the Knights Inn brand and related franchise agreements for approximately 350 hotels operating under the brand. See Note 17 for discussion of Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data.

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

In September 2016, we acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. These acquired brands substantially increased our number of franchise properties and provided us with a broader presence in the United States and Canada.

We are also investing in technology and sales and marketing talent to improve our ability to manage the various channels that drive occupancy and average daily rate at our hotels, including transient, group and preferred corporate business. We continue to improve and implement our guest management ecosystem, RevPak, which includes a number of industry revenue generation systems fully integrated to provide comprehensive information on customer acquisition, customer management and customer retention. This suite of products is flexible and dynamic and can be tailored to the needs of individual hotel brands. It also delivers dynamic and personalized communications and promotions tailored to individual guest travel needs and habits.

Our focus on providing improved e-commerce revenue generation to our hotel owners includes investing in our rlhco.com website, enhanced and economical guest loyalty program, and improved and targeted digital marketing utilizing information generated through our RevPak reservation and distribution system.

Company Operated Hotels

We operated nine hotels as of December 31, 2018. These include one wholly owned hotel, four hotels owned or operated under a land lease through joint venture (JV) entities, in each of which we have a majority ownership interest and consolidate as the primary beneficiary, three hotels operated under land and/or property leases held directly by the Company, and one hotel we operate under a management agreement.

Our Baltimore Hotel RL is a wholly owned hotel as of December 31, 2018. Previously, the hotel was held in its own JV entity, RLS Balt Venture, LLC, of which we owned 73%, until we purchased the remaining noncontrolling interest in October 2018.

As of December 31, 2018, our Hotel RL Salt Lake City and Hotel RL Olympia hotels are held in RL Venture, LLC, of which we own a 55% interest. During 2018, nine of the RL Venture properties were sold and we paid off the RL Venture debt agreement.

Our Red Lion Hotel Atlanta Airport is held in its own JV entity, RLS Atla Venture, LLC, of which we own 55%. The obligation for our debt under the JV loan agreement at RL Alta Venture, LLC is generally non-recourse to RLH Corporation, except for instances of fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations.

Our Washington DC Hotel RL is held in its own JV entity, RLS DC Venture, LLC, of which we own 55%.

We have a leasehold interest in our Anaheim, Seatac, and Kalispell hotel properties. These leases have expiration dates in 2021, 2024, and 2028, respectively. The Anaheim lease has 17 five-year renewal options remaining and the Kalispell lease has three five-year renewal options remaining.

We operate the Bellevue hotel under a management agreement. This agreement has expired in February 2019.

Revenues

In the fourth quarter of 2018, we disaggregated and reclassified the presentation of certain items in the Statements of Comprehensive Income (Loss). Results for the years ended December 31, 2018, 2017 and 2016 and interim periods for the years ended December 31, 2018 and 2017 have been reclassified to conform to our current year presentation. We have disaggregated royalty revenues from other franchise revenues, and combined revenues from company operated hotels and other revenues from managed properties.

We believe these classifications better reflect our results of operations as we have changed our business model to focus on the franchising of hotels. Additionally, we believe these reclassifications will allow better comparison with financial statements of peer companies. The reclassifications had no impact on total revenue for any period. See Note 2, Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data for further discussion of the impact of these reclassifications on our Consolidated Statements of Comprehensive Income (Loss).

A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our reportable segments, see Note 3, Business Segments within Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2018		2017		2016
Royalty	$22,309	16.4%	$17,558	10.2%	$7,472	5.0%
Marketing, reservations and reimbursables	25,948	19.1%	26,179	15.2%	14,087	9.5%
Other franchise	5,537	4.1%	4,822	2.8%	3,075	2.1%
Company operated hotels	82,021	60.4%	123,100	71.6%	123,589	83.3%
Other	34	—%	267	0.2%	128	0.1%
Total revenues	$135,849	100.0%	$171,926	100.0%	$148,351	100.0%

Employees

At December 31, 2018, we employed approximately 540 people on a full-time or part-time basis. Our total number of employees fluctuates seasonally, primarily due to company operated hotel activity. At December 31, 2018, approximately 11% of our total workforce was covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment and organized settlement of labor disputes. At February 28, 2019, we employed approximately 410 people on a full-time or part-time basis. Our employee count has declined over time as we have disposed of a number of our company operated hotels and entered into third party management agreements for many of our remaining company operated hotels. At February 28, 2019, none of our workforce was covered by collective bargaining agreements. We believe our employee relations are positive.

Item 1A.	Risk Factors

We are subject to various risks, including those set forth below, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLH Corporation communications.

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and fluctuate due to a number of factors, including the following:

•	Changes in the desirability of the geographic regions in which our hotels are located, or adverse changes in local economies where our hotels are concentrated;

•	Insufficient available capital to us or our franchise hotel owners to fund renovations and investments needed to maintain our competitive position;

•	New supply or oversupply of hotel rooms in markets in which we operate due to the cyclical over-building in the hotel industry;

•	The attractiveness of our hotels to consumers and competition from other hotels and lodging alternatives such as Airbnb;

•	The need to periodically repair and renovate the hotels in our hotel network, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;

•
The financial condition of third-party property owners and franchisees, which may impact their ability to fund renovations and meet their financial obligations to us as required under management and franchise agreements;

•	The quality and performance of the employees of the hotels in our network;

•
Changes in demand for business, convention, group and leisure traveler rooms and related lodging services, including reductions in business and federal, state and local government travel may result due to budgetary constraints or government shutdowns, increases in the use of video conferencing services, or general economic conditions;

•	Decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconference networks;

•	Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;

•	Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;

•	The impact of internet intermediaries and competitor pricing;

•	The ability of third-party internet and other travel intermediaries to attract and retain customers;

•	Changes in guest expectations with respect to amenities at network hotels that require additional capital to meet;

•	Improvements in technology that require capital investment by us or our franchise hotel owners in infrastructure to implement and maintain;

•	The quality of services provided by franchisees;

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

•	Existing and potential new regulations relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;

•	Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;

•	Recent travel bans and other federal regulations that restrict entry into the United States could reduce overall tourist and business travel;

•	Travelers' fears of exposure to contagious diseases or foodborne illness;

•	Climate change or availability of natural resources;

•	Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations; and

•
Enacted, pending and possible future requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory requirements.

Any of these factors could adversely impact our hotel brands, hotel room demand, and/or pricing and thereby reduce occupancy, ADR and RevPAR or give rise to government imposed fines or private litigants winning damage awards against us. Reductions in occupancy, ADR and/or RevPAR could have a significant negative impact on the portion of our franchise revenues, which is derived from hotel rooms revenues as well as revenues from company operated hotels. These items could adversely affect our results of operations and financial condition.

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

Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. We compete against national economy, limited and full-service hotel brands and companies, various regional and local hotels in the upscale, midscale and economy hotel segments of the industry, and hotel alternatives, such as Airbnb. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from our hotels. New hotels are being built in several markets where we operate, which could adversely affect our business. In order to remain competitive and to attract and retain customers, we and the owners of our franchised and managed hotels must be able to differentiate and enhance the quality, value and efficiency of our product and customer service, and we must make additional capital investment to modernize and update our hotels.

We also compete with other hotel brands and management companies for hotels to add to our network, including through franchise and management agreements. Our competitors include management companies as well as large hotel chains that own and operate their hotels and franchise their brands. As a result, the terms of our prospective franchise and management agreements may not be as favorable as a hotel owner's current agreements. In addition, we may be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties in connection with future franchise or management agreements.

If we are unable to compete successfully in these areas, our market share and operating results could be diminished, resulting in a decrease in occupancy, ADR and RevPAR for our hotels. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our hotel locations, thereby reducing occupancy, ADR and RevPAR. ADR, occupancy and/or RevPAR declines could have a significant negative impact on the portion of our franchise revenues, which is derived from hotel rooms revenues as well as revenues from company operated hotels and adversely impacting our results of operations and financial condition.

We may be unsuccessful in identifying and completing acquisitions of new franchised hotel agreements, renewal of franchise hotel agreements and expanding our brands through acquisitions, which could limit our ability to implement our growth strategy and result in significant expense.

We are continuing to pursue the expansion of our franchise operations in markets where we currently operate and in selected new markets. We are also pursuing expansion of our RLH Corporation brands into targeted segments. Franchised hotels carry one of the RLH Corporation brands, and we may consider adding additional brand options in the future.

The growth of our franchise business will require considerable management time, as well as expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees.

The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond our control and that of the owners of our franchised hotels. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:

•
Competition with other hotel companies, many of which have more franchised hotels in their systems and more resources to assist owners of new franchised hotels with capital expenditures needed to satisfy brand standards;

•	Our ability to attract and retain qualified franchisees under one or more of our brands;

•	The recognition in the market and the reputation of the RLH Corporation brands;

•	Access to financial resources necessary to acquire new brands or hotels;

•
The ability of the owners of franchised hotels to maintain brand standards and to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to RLH Corporation brands, include among others:

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

•	Securing required governmental permits.

•	Our ability to continue to maintain and enhance our central reservation system to support additional franchised hotels in a timely, cost-effective manner; and

•	The effectiveness and efficiency of our development organization.

Our failure to compete successfully for properties to franchise, or to attract and maintain relationships with hotel owners and hotel investors, could adversely affect our ability to expand our system of hotels. An inability to implement our growth strategy could limit our ability to grow our revenue base and otherwise adversely affect our results of operations.

If our franchise or management contracts terminate or are not renewed, if new franchisees are unable to effectively integrate their hotels into our system, or if franchisees or owners are unprofitable or go out of business, our franchise or management fee revenue will decline.

As of December 31, 2018, there were 1,318 hotels in our system that were owned by others and operated under franchise agreements. Our revenues and operating results are dependent upon the ability of our franchisees to generate revenue at their franchised properties. If the revenues of our franchisees decrease, or our franchisees close their hotels, our operating results will be negatively affected.

Our business model depends on our ability to establish and maintain long-term, positive relationships with our franchisees. Franchise agreements generally specify a fixed term and contain an early termination provision for the franchisee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable to us as the expired or terminated agreements. If we fail to maintain and renew existing franchise agreements, we may be unable to expand our franchise business, and our financial condition and revenues could be negatively impacted. In addition, if a franchisee experiences financial or other difficulties, our franchisee may default on their obligations and be unable to satisfy their financial obligations to us, which would adversely effect on our revenues and financial condition.

We are party to management contracts for the Red Lion Hotel Atlanta International Airport, owned by RLH Atlanta joint venture and the Bellevue hotel property, which is owned by a third party. These agreements generally specify a fixed term, as well as management responsibilities defined by certain terms and conditions. Our failure to meet the obligations within these agreements could trigger early termination. Additionally, there is no assurance that these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms for other reasons. The Bellevue hotel management agreement terminated in February 2019.

We may have disputes with the owners of the hotels that we franchise.

The nature of our responsibilities under our franchise agreements may, in some instances, be subject to interpretation and may give rise to disagreements. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential franchisees, hotel owners and joint venture partners. However, we may not always be able to do so. Failure to resolve such disagreements may result in franchisees or other hotel owners leaving our system of hotels, or in litigation, arbitration or other legal actions.

General economic conditions may negatively impact our results and liquidity.

During the economic downturn, which began in 2007, discretionary travel decreased because of economic pressures, and this in turn hurt the hospitality industry and our company. High unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have the effect of reducing the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. As a result, during the years 2008 through 2013, we reported net losses from continuing operations. Although the economy has improved, a slowdown in the economic recovery or a worsening of economic conditions in 2019 could result in weak hospitality occupancy and rates and adversely affect our revenues and operating results. Negative economic conditions could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

We reported net losses from continuing operations from 2008 through 2013 and 2016 through 2017, and, although we had a net profit in 2014, 2015, and 2018, there is no assurance that we will be profitable in the future.

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

We have made a significant investment in RevPak, a guest management system that allows hotel operators to increase their bookings by integrating customer relationship management software, sales force automation processes, translation services, a central guest reservation system, and digital and field marketing capabilities onto a single platform. Additionally, RevPak allows operators to measure results with reputation management, business intelligence, and web analytics capabilities. We believe this technology provides a measureable benefit to our company, our franchisees and other users of RevPak by helping increase hotel patronage and generate strong RevPAR growth. However, we cannot be certain this technology will provide all the benefits we anticipated, that it will be well received by all of our franchisees and hotel owners, or that we will be able to recover the costs we incurred in developing this system. We also cannot assure you that other recently announced programs and brands, such as Hotel RL, or any other new programs or brands we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring these programs or brands, or that the brands or any new programs will be successful.

We may have difficulty integrating the Knights Inn brands into our operations.

The integration of the recently acquired Knights Inn brands into our own operations will be time consuming and presents financial, managerial and operational challenges. Issues that arise during this process may divert management’s attention away from our day-to-day operations, and any difficulties encountered in the integration process could cause internal disruption in general, which could impact our relationships with employees, hotel owners, hotel franchisees, or guests. Migrating hotels and franchisees to our reservations and other systems and business practices could be more difficult and time consuming than we anticipated, and could result in additional unanticipated expenses. Our combined results of operations could also be adversely affected by any issues we discover that were attributable to Knights Inn’s operations that arose before the acquisition. Failure to successfully integrate the Knights Inn brand in a timely and cost-efficient manner could impair our ability to realize any or all of the other anticipated benefits of the acquisition, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

On October 5, 2017 the company’s Board of Directors approved a process to market and sell 11 hotel ownership positions maintained in joint venture arrangements. Subsequently in August 2018, we announced a process to market and sell three additional owned or leased hotels. In December 2018, we also listed a joint venture hotel for sale. This is consistent with the Company’s previously stated business strategy to focus on moving towards operations as primarily a franchise company. Between October 2017 and December 31, 2018, the company completed the sale of nine hotel properties for an aggregate sale value of $116.5 million. The completion of these sales allowed the company’s consolidated subsidiary, RL Venture, LLC, to repay in full the principal balance due under its loan agreement with Pacific Western Bank, as well as pay down approximately $20.6 million outstanding under our credit agreement with Deutsche Bank AG New York Branch and the other lenders party to that agreement. We expect that the completion of these sales will allow the company to reduce long-term debt and/or to increase cash reserves for future franchise agreement growth initiatives.

It is our intention, subject to market conditions to sell all of our remaining hotel ownership positions in the next few years. Despite favorable market conditions at the time of the plan, we cannot be certain that the hotel sales will occur according to the timing or market prices anticipated. We cannot be certain that we will be able to replace the revenue and Adjusted EBITDA results from these hotels or other hotel sales with franchise business growth in future periods, or that the profit margins of our franchise business will be as we expected.

The use of common stock to fund new acquisitions will dilute existing shareholders.

In connection with our acquisition of Vantage, we issued 690,000 shares of common stock. We settled the first portion of contingent consideration due in January 2018 in the amount of (i) $4.0 million cash and (ii) 414,000 shares of the Company's common stock. We settled the second and final portion of the Vantage contingent consideration in October 2018 in the amount of (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock. Future acquisitions of other hotels or brands may also involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. These future issuances of our equity securities will dilute existing shareholders’ ownership interests.

Joint venture and other acquisition arrangements may not prove successful and could result in operating difficulties and failure to realize anticipated benefits.

We have ownership interests of 55% in each of our joint ventures. We may in the future acquire interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party, or parties, than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject our investment to risks not present with a wholly owned property, including, among others, the following:

•	The other owner(s) of the investment might become bankrupt;

•	The other owner(s) may have economic or business interests or goals that are inconsistent with ours;

•	The other owner(s) may not have the economic ability to contribute operating funds, if needed, increasing our investment and funding to the joint venture(s);

•	The other owner(s) may be unable to make required payments or meet guarantor obligations on loans under which we are jointly and severally liable;

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

In addition, our franchise agreements require that franchisees comply with certain brand standards that help maintain the quality and reputation of our brands. These include property improvement plans required at the beginning of the franchise relationship, as well as continuing obligations related to the appearance of the properties and the service levels provided by hotel employees. If our franchisees fail to make the investments necessary to maintain or improve their properties in accordance with our brand standards, guest preference for our brands could diminish and cause a negative impact on our overall results of operations. In addition, if our franchisees fail to observe these brand standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts. We may be unable to find suitable or offsetting replacements for any terminated franchise relationships.

If owners of hotels that we franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be negatively impacted.

The owners of many of our franchised properties have pledged their hotels as collateral for mortgage loans they entered into when those properties were purchased or refinanced. If an owner cannot repay or refinance maturing indebtedness on favorable terms or at all, the lender could declare a default, accelerate the related debt, and repossess the property. Such sales or repossessions could, in some cases, result in the termination of our franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.

Failure of the joint venture or joint venture owners to comply with debt covenants could adversely affect our financial results or condition.

During 2015 we entered into joint ventures related to our Washington DC and Atlanta properties, of which we own an equity interest of 55% in each. We manage the Atlanta hotel under a management agreement with a five-year term and three five-year extension options.

In connection with these transactions, the joint ventures borrowed a combined total of $26.0 million, which is secured by the hotel properties within the joint venture entities. The credit agreements for these loans contain customary affirmative and negative covenants. The current outstanding principal balance of these loans as of December 31, 2018 is $25.2 million.

Since 2015, our DC hotel has not generated enough revenues to comply with the debt covenants in place under its credit agreement. As a result, we have been required to make additional cash contributions to this joint venture entity in 2017 and 2018, in the form of preferred capital, in the amount of $1.4 million. The preferred capital will be repaid to us only when the underlying hotel property is sold or when the joint venture is liquidated, plus a preferred return that ranges from 9%-11%.

In addition, in December, 2018, we agreed to amend the loan agreement for our DC property to cure certain covenant defaults by increasing our principal guarantee to $10.5 million.

Since 2016, our Atlanta hotel has not generated enough revenues to comply with the debt covenants in place under its credit agreement. As a result, we have been required to make additional cash contributions to this joint venture entity in 2019, in the form of preferred capital, in the amount of $2.8 million. The preferred capital will be repaid to us only when the underlying hotel property is sold or when the joint venture is liquidated, plus a preferred return that ranges from 9%.

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

While we believe that our joint ventures are stabilized and that they will be able to continue to comply with their terms of their credit agreements, there can be no assurance that we won’t be required to make additional capital contributions or increase guarantees in the future. Any failure of our joint ventures to comply with the terms of their loan covenants, or our inability to cure defaults by making additional capital contributions or increasing our principal guarantees, could result in a demand for immediate repayment of the loans, which could result in one or more of these hotels being foreclosed upon and otherwise adversely affect our results of operations and financial condition, and limit our ability to obtain financing. For additional information, see Note 8 Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data.

We have incurred debt financing and may incur increased indebtedness in connection with acquisitions, capital expenditures, other corporate purposes or growth of our system of hotels.

In May, 2018, we entered into a credit agreement with Deutsche Bank AG New York Branch, Capital One, National Association, Raymond James Bank, N.A., as lenders and DB as the administrative agent (DB Credit Agreement), which provided for a $30.0 million senior secured term loan facility and a $10.0 million senior secured revolving credit facility (Line of Credit). We borrowed the full amount of the $30.0 million senior secured term loan at closing to fund our acquisition of Knights Franchise Systems, Inc., and borrowed an additional $10.0 million under our line of credit to partially fund the purchase of the outstanding debt of RL Baltimore, a wholly owned subsidiary of RLS Balt Venture LLC, a consolidated subsidiary of RLH Corporation, which was wholly owned as of December 31, 2018. The loan is guaranteed by all of our direct and indirect wholly-owned subsidiaries, and secured by all of our assets and the assets of our subsidiary guarantors. As of December 31, 2018, $9.4 million was outstanding under the Senior Secured Term Loan facility and $10.0 million was outstanding under the Line of Credit.

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

Increases in interest rates could adversely affect our business and financial results.

We have exposure to increase in interest rates under our DB Credit Facility. Outstanding amounts under the Senior Secured Term Loan and Line of Credit will bear interest at our election of 1-month, 2- month, 3-month, or 6-month LIBOR plus 3.00% with interest payable at the end of each elected 1-month, 2-month, 3-month, or 6-month elected term. As of December 31, 2018, we have elected 1-month LIBOR rates resulting in an interest rate of 5.3%. Any significant increase in interest rates would have a material adverse effect on our financing costs and our future results of operations and cash flows.

In addition, the DB Credit Facility uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform, and in July 2017, the United Kingdom’s Financial Conduct Authority, which regulated LIBOR, announced that it intends to phase out LIBOR by the end of 2021, which is prior to the 2023 maturity date of our DB Credit Agreement. The DB Credit Agreement provide that if LIBOR is unavailable, the interest rate will be based upon a comparable or successor rate, which is approved by the administrative agent. At this time, the consequences of the phase out of LIBOR is unknown, however, the substitution of a comparable or successor rate could result in an increase in the cost of our variable interest rate(s) under the DB Credit Facility.

Our existing leverage may limit our ability to borrow additional funds or take certain actions we believe are beneficial to our business operations.

As of December 31, 2018, the principal amount outstanding under our DB Credit Agreement was $19.4 million. In addition, our joint ventures RLH Atlanta and RLH DC, in which we hold a majority interest, have outstanding mortgage debt of $9.2 million and $15.9 million, respectively, and we have provided a principal guarantee of $10.5 million on the RLH DC debt. Various limitations in our DB Credit Agreement may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. In particular, the DB Credit Agreement contains certain affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions that may prevent us from engaging in certain beneficial transactions, such as limitations on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments or dispositions, granting liens, declaring dividends or repurchasing any of our outstanding common stock. These restrictive covenants may prevent us from pursuing acquisitions, making capital expenditures or pursuing other business opportunities we believe are beneficial to the company and its shareholders. Failure to comply with the affirmative or restrictive covenants would be an event of default under our DB Credit Agreement.

Our business requires capital for ongoing hotel maintenance, modernization and renovation, as well as for any asset or brand acquisitions or development projects we may want to undertake. If needed capital is not available, our ability to successfully compete with hotels in our scale categories may be adversely impacted.

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

In the recent past, our levels of capital expenditures for our company operated hotels have been lower than normal due to the general economic conditions impacting our industry and/or the marketing of our hotels for sale. Customers may not view these investments and improvements as significant enough to allow us to charge higher room rates, and this could negatively impact our hotel revenues and operating results. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties. Without needed investments, we may have to move the hotel to a lower classification, which would likely have a negative impact on our hotel revenue stream.

Hotel maintenance, brand acquisitions, hotel acquisitions and new project development are subject to a number of risks, including:

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

Four of our company operated hotels, three of which are owned hotels and one of which is owned through a joint venture entity and all of our corporate offices are subject to leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2021 through 2028. There can be no assurance that any of our landlords will be willing to extend these leases and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses. If some of our leases are not renewed for any reason, we could incur additional costs and expenses associated with negotiating a new lease agreement and moving our offices to a new location. On October 31, 2018, the Company's lease for the Red Lion River Inn expired. The landlord filed a lawsuit against the Company on January 24, 2019 in Spokane Superior Court, alleging breach of the lease agreement and tort claims relating to the condition of the hotel. The Company filed its answer on January 25, 2019, denying all allegations and asserting various affirmative defenses.

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

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries like Priceline, Expedia, or Travelocity, to whom we commit to pay various commissions and transaction fees for sales of our rooms through their systems. As internet bookings now represent the majority of hotel reservations in the industry, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us or our franchisees.

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

We have identified material weaknesses in our internal controls over financial reporting during the years ended December 31, 2017 and 2016. We have remediated these material weaknesses as of December 31, 2018, however if we fail to continue to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

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

These deficiencies were pervasive in nature and create a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

During 2018, management executed a remediation plan that included significant changes to the Company’s accounting and internal audit staffing. Remediation efforts included a formal risk assessment performed by internal audit and senior management and included an internal review of all internal control processes, which resulted in the identification of new internal controls to address design gaps, the re-design of certain existing controls, and the elimination of redundant or unnecessary controls. During 2018, we completed our remediation plan and successfully completed testing of the new control environment. As a result of our internal control testing, we have concluded that the material weaknesses have been remediated as of December 31, 2018.

Any material weaknesses in the future could cause harm to our operating results or cause us to fail to meet our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Any failure to protect our trademarks could have a negative impact on the value of our brand names.

The success of our business depends in part upon our continued ability to use our trademarks, increase brand awareness and further develop our brands. We have registrations with the U.S. Patent and Trademark Office of various formulations of certain trademarks, including but not limited to the following: Red Lion, Hotel RL, Red Lion Inn & Suites, GuestHouse & Design, Settle Inn, Settle Inn & Suites, Signature & Design, Signature Inn, Knights Inn, Americas Best Value Inn, ABVI, Value Inn Worldwide, Vantage & Design, 3 Palms Hotels & Resorts & Design, America’s Best Inns & Suites, Country Hearth Inn & Suites, Jameson Inn, Lexington, Canadas Best Value Inn & Design, CBVI, Cavanaughs and Cascadia Soapery, Hello Rewards, MAKE IT #WORTH IT, PROJECT WAKE UP CALL, RLHC and RLH.

We have also registered various formulations of the Red Lion trademark and others in several international jurisdictions including for example, Canada, Mexico, China, India, Australia, the European Union and a number of other countries in Asia. We cannot be assured that the measures we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brands and their market acceptance, competitive advantages or goodwill, which could adversely affect our business.

Departures of senior executives or other key employees could adversely affect our business.

We have seen significant turnover among our senior executives over the past five years. Our current Chief Executive Officer was hired in 2014. Our current Chief Financial Officer was hired in January 2019 to replace her predecessor, who was hired in 2017 and announced his departure for personal reasons in October 2018. We hired a new Chief Operating Officer in June 2018, after the departure of our prior Chief Operating Officer and President of Global Development in May 2018, and our Chief Marketing Officer announced he will be departing the company in May 2019. We may in the future hire additional officers and key employees. To be properly integrated into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. As a result, the integration of new personnel may result in some disruption to our ongoing operations, and the lack of continuity among our executive team could have a material adverse effect on our business, financial condition and results of operations.

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

Financial and credit market volatility directly impacts fair value measurement through our company's estimated weighted average cost of capital used to determine discount rates, and through our common stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend.

At the end of 2018, our goodwill amount was $18.6 million, and other intangible assets totaled $60.9 million. Market conditions in the future could adversely impact the fair value of one or both of our franchise or hotel reporting units, which could result in future impairments of their goodwill, intangibles and other long-lived assets.

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

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. There were no impairment charges in 2016 or 2017. However, in 2018 we recognized an impairment charge of $7.1 million on our Baltimore property due to default on the RL Baltimore loan, coupled with challenging cash flow results for the asset gave rise to the impairment, and an impairment charge of $3.5 million in our Guesthouse brand name intangible asset and reclassified the amount from an indefinite lived intangible asset to a finite lived intangible asset as the brand has encountered lower growth than previously expected, mostly due to the addition of other offerings in our portfolio. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

Risks associated with real estate ownership may adversely affect revenue or increase expenses.

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase or market values may decrease as a result of, changes beyond our control, including but not limited to:

•	Changes in national, regional and local economic conditions;

•	Changes in local real estate market conditions;

•	Opening of other competing hotels in the region;

•	Increases in interest rates and other changes in the availability, cost and terms of financing and capital leases;

•	Increases in property and other taxes;

•	The impact of present or future environmental legislation;

•	Adverse changes in other governmental regulations, insurance and zoning laws; and

•	Condemnation or taking of properties by governments or related entities.

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

Large shareholders could seek to impact our corporate policy and strategy, and their interests may differ from those of other shareholders.

As of March 1, 2019, Coliseum Capital Management (Coliseum) held 15% of our outstanding shares of common stock. Coliseum, or one or more other large shareholders may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our board of directors or initiating or substantially assisting an unsolicited takeover attempt.

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

We currently have franchised hotels operating outside of the United States, including in Canada and South Korea. We may also in the future enter into new joint venture or franchise agreements with foreign hotel operators. International operations generally are subject to greater economic, geopolitical and other risks that are not present in United States operations. These risks include not only administrative and logistical difficulties in managing worldwide operations, but also risks of war, terrorism or civil unrest, political instability, exposure to local economic conditions, and adverse changes in the diplomatic relations between foreign countries and the United States.

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

Our results of operations may be affected by the costs of complying with existing and future environmental laws, ordinances and regulations. Under federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate a contaminated property properly, may prevent the owner from selling a property or using it as collateral for a loan. Environmental laws may also restrict the use or transfer of a property as well as the operation of businesses at the property. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

Phase I environmental site assessments (ESA) have been performed on all hotel properties owned and leased by us. A Phase I ESA involves an on-site inspection and research of historical usages of the subject and surrounding properties, and regulatory databases regarding underground storage tanks and other matters. If the results of a Phase I ESA reveal potential issues warranting further investigation, a Phase II ESA, which may include soil testing, ground water sampling or borings will be recommended. It is possible that Phase I and Phase II ESAs will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns that we do not discover.

A Phase II ESA conducted in 2013 at our previously owned Port Angeles hotel property revealed that fill material from an unknown source was placed at the property prior to construction of the existing buildings. Diesel and lube oil-range petroleum hydrocarbons and benzene were detected in one sample collected at concentrations greater than MTCA Method A cleanup levels. Additional testing conducted at the Port Angeles site in August 2013 identified petroleum hydrocarbons and PAHs at concentrations greater than applicable cleanup levels near a former auto repair area that were likely related to impacted fill material identified in the area. At the time of the sale of our Port Angeles property in July 2018, no exposure pathways existed due to caps on the soil consisting of asphalt or structures. However, there can be no assurance that clean-up will not be required in the future, and as a prior owner of this property we may retain some liability for the costs of remediation.

Because of past uses of a small parcel of land including a storage building that we own in Salt Lake City, a Phase I ESA and subsequent Phase II ESA was conducted. The Phase II revealed the presence of VOCs in groundwater and in soil gas. Once the nature and extent of the release is understood, an effort to reduce source concentrations or evaluate the risk must be made. The cost of removing the source of contamination is estimated to be $250,000.

Other than as disclosed above, we have not been notified by any governmental authority and we have no other knowledge of any continuing material noncompliance, material liability or material claim relating to hazardous or toxic substances or other environmental substances in connection with any of our properties. Nevertheless, there is no assurance that these properties do not have any environmental concerns associated with them or that we will not be required in the future to perform or fund cleanup or hazardous or toxic substances. In addition, there is no assurance that we will not discover problems we are unaware of that currently exist, that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our existing and future properties will not be affected by the condition of neighboring properties, such as the presence of leaking underground storage tanks, or by third parties unrelated to us.

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

Company Operated Properties

Company operated properties are those properties that we own, lease, or operate through a management contract. A number of our owned and leased properties are operated by third party management companies.

The table below reflects our nine company operated hotel properties and locations, as well as total available rooms per hotel, as of December 31, 2018.

		Total
		Available
Property	Location	Rooms
Company operated properties
Red Lion Anaheim (1)	Anaheim, California	308
Red Lion Hotel Kalispell (1)	Kalispell, Montana	170
Red Lion Hotel Seattle Airport (1)	Seattle, Washington	144
Hotel RL Olympia (2)	Olympia, Washington	193
Hotel RL Salt Lake City (2)	Salt Lake City, Utah	394
Hotel RL Baltimore Inner Harbor (3)	Baltimore, Maryland	130
Hotel RL Washington DC (4)	Washington, DC	99
Red Lion Hotel Atlanta (5)	Atlanta, Georgia	246
Red Lion Hotel Bellevue (6)	Bellevue, Washington	181
Company operated properties (9 properties)		1,865
__________
(1) Leased
(2) Owned by RL Venture and operated by a third party management company
(3) Wholly owned and operated by a third party management company
(4) Owned by RLS DC Venture, LLC and operated by a third party management company
(5) Owned by RLS Atla Venture, LLC; managed by RL Management, Inc.
(6) No ownership; managed by RL Management, Inc., contract terminated in February 2019.

Franchised Hotels

Under our franchise agreements, we receive royalties for the use of the RLH Corporation brands and marketing funds for the promotion of the RLH Corporation brands. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of all the hotels in our network. At December 31, 2018, our franchised operations consisted of 1,318 hotels with an approximate room count of 83,800.

Item 3.	Legal Proceedings

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

On October 31, 2018, the Company's lease for the Red Lion River Inn expired. The landlord filed a lawsuit against the Company on January 24, 2019 in Spokane Superior Court, alleging breach of the lease agreement and tort claims relating to the condition of the hotel. The Company filed its Answer on January 25, 2019, denying all allegations and asserting various affirmative defenses. RLH Corporation believes this complaint is without merit and we intend to defend it vigorously.

At any given time, we are subject to additional claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 11 Commitments and Contingencies within Item 8. Financial Statements and Supplementary Data.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol RLH.

Holders

At March 1, 2019, there were 107 shareholders of record of our common stock.

Dividends

Historically, we have not paid any cash dividends on our common stock. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018 on plans under which equity securities may be issued to employees, directors or consultants. All of our equity compensation plans have been approved by our shareholders.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan(1)	—	$—	—
2015 Stock Incentive Plan(2)	81,130	$8.20	1,051,643
2008 Employee Stock Purchase Plan	—	$—	317,729
Total	81,130	$8.20	1,369,372
__________
(1) Excludes 166,445 of unvested restricted stock units granted under the 2006 Stock Incentive Plan.
(2) Excludes 1,439,857 of unvested restricted stock units granted under the 2015 Stock Incentive Plan.

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

The following table sets forth our selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected Consolidated Statements of Comprehensive Income (Loss) and Balance Sheet data are derived from our audited consolidated financial statements. The audited consolidated financial statements for certain of these periods are included elsewhere in this annual report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified in their entirety by, our consolidated financial statements and related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this annual report and in our prior filings with the SEC.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss) Data
Total revenues (1)	$135,849	$171,926	$148,351	$131,863	$128,311
Asset impairment	10,582	—	—	—	—
Gain on asset dispositions, net	(42,021)	(449)	(2,436)	(17,692)	(4,006)
Operating income (loss)	21,753	1,103	(146)	12,417	4,779
Net income (loss) from continuing operations	15,086	(1,669)	(6,094)	3,563	1,192
Net income from discontinued operations	—	181	1,254	453	1,111
Net Income (Loss) attributable to RLH Corporation	$1,957	$581	$(4,677)	$2,719	$2,303

Basic earnings (loss) per share
Continuing operations	$0.08	$0.01	$(0.29)	$0.12	$0.06
Discontinued operations	—	0.01	0.06	0.02	0.06
	$0.08	$0.02	$(0.23)	$0.14	$0.12
Diluted earnings (loss) per share
Continuing operations	$0.08	$0.01	$(0.29)	$0.11	$0.06
Discontinued operations	—	0.01	0.06	0.02	0.06
	$0.08	$0.02	$(0.23)	$0.13	$0.12

Consolidated Balance Sheet Data
Total assets (2)	$249,787	$327,714	$341,899	$284,747	$219,004
Total debt, net of debt issuance costs	$44,170	$111,397	$108,331	$87,557	$29,873
(1) Revenues for years 2014 through 2017 are presented under Topic 605 while revenues for 2018 are presented under Topic 606 consistent with adoption of Topic 606 as of January 1, 2018 using the modified retrospective method.
(2) Years 2014 through 2016 have been revised to reflect previously understated depreciation of leasehold improvements for our Red Lion Hotel Seattle Airport property. For further information regarding the revision, see Note 2, Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising, management and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Knights Inn, and Country Hearth Inns & Suites.

A summary of our properties as of December 31, 2018, including the approximate number of available rooms, is provided below:

	Upscale Service Brand		Select Service Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2018	104	14,400	978	55,100	1,082	69,500
Newly opened / acquired properties	30	5,000	395	24,200	425	29,200
Change in brand	(2)	(100)	2	100	—	—
Terminated properties(1)	(20)	(3,400)	(160)	(9,600)	(180)	(13,000)
Ending quantity, December 31, 2018	112	15,900	1,215	69,800	1,327	85,700
(1) Terminated properties include locations at which we ended our franchise relationship because the hotels did not meet RLH Corporation's hotel standards. We are focused on maintaining a set of brand standards at all of our locations.

A summary of our executed agreements for the year ended December 31, 2018 is provided below:

	Upscale Service Brand	Select Service Brand	Total
Executed franchise license agreements, year ended December 31, 2018:
New locations	25	47	72
New contracts for existing locations	3	83	86
Change from company operated to franchised	9	—	9
Total executed franchise license and management agreements, year ended December 31, 2018	37	130	167

We operate in two reportable segments:

•
The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from royalty, marketing and other fees that are primarily based on a percentage of room revenue or on room count or on transaction count and are charged to hotel owners in exchange for the use of our brand and access to our marketing and central services programs. These central services and marketing programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards.

•
The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues have also been derived from management fees and related charges for hotels with which we contract to perform management services, however our last management agreement terminated in February 2019.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Major Transactions During Reporting Periods Presented

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets including franchise agreements for approximately 350 hotels from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement, dated May 1, 2018. The aggregate purchase price was $27.2 million. See Note 17 Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data.

Consistent with the Company's previously stated business strategy to focus on moving towards operations as primarily a franchise company, on October 5, 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. In addition, on August 9, 2018, we announced that we would be marketing for sale our leasehold interests in our Anaheim, California and Kalispell, Montana hotels and the hotel in Atlanta, Georgia owned by our consolidated joint venture, RLH Atlanta LLC. In 2018, nine of the RL Venture properties were sold for $116.5 million. Most of the buyers entered into franchise license agreements to retain the Red Lion brand. Immediately following the sales of the hotels, our consolidated subsidiary RL Venture, LLC repaid the principal balance outstanding under its loan agreement with Pacific Western Bank, as required by the terms of the agreement.

It is our intention, subject to market conditions to sell all of our hotel ownership positions in the next few years so that we can focus on our hotel franchise business, which is less capital intensive and generates higher profit margins than the hotel ownership business. We anticipate that the completion of these sales will allow the Company to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives.

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

In September 2016, we (i) acquired selected assets and assumed certain liabilities of Vantage Hospitality Group, Inc. (Vantage), a subsidiary of Thirty-Eight Street, Inc. (TESI) and (ii) acquired one brand name asset from TESI. Vantage was a hotel franchise company, and the addition of the Vantage assets substantially increased our number of franchise properties and provided us with a broader presence in the United States and Canada. We acquired over 1,000 hotel franchise and membership license agreements, as well as multiple brand names, including Americas Best Value Inn, Canadas Best Value Inn, Lexington Hotels & Inns, America's Best Inns & Suites, Jameson Inns, Country Hearth Inns & Suites, Vantage Hotels, Value Inn Worldwide, Value Hotel Worldwide, 3 Palms Hotels and Resorts and Signature Inn. The acquisition price of $40.2 million included $22.6 million of cash and $5.8 million in stock paid at closing, as well as subsequent contingent payments of cash and stock totaling $10.9 million and the assumption of $0.9 million in liabilities.

For further discussion on these transactions, see Note 17, Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data.

Results of Operations

A summary of our Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Total revenues	$135,849	$171,926	$148,351
Total operating expenses	114,096	170,823	148,497
Operating income (loss)	21,753	1,103	(146)
Other income (expense):
Interest expense	(6,209)	(8,252)	(6,752)
Loss on early retirement of debt	(794)	—	—
Other income (loss), net	265	818	326
Total other income (expense)	(6,738)	(7,434)	(6,426)
Income (loss) from continuing operations before taxes	15,015	(6,331)	(6,572)
Income tax benefit	(71)	(4,662)	(478)
Net income (loss) from continuing operations	15,086	(1,669)	(6,094)
Net income from discontinued operations	—	181	1,254
Net income (loss)	15,086	(1,488)	(4,840)
Net (income) loss attributable to noncontrolling interest	(13,129)	2,069	163
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$1,957	$581	$(4,677)

Non-GAAP data: (1)
EBITDA from continuing operations	$38,227	$20,745	$16,275
Adjusted EBITDA from continuing operations	$15,766	$25,683	$19,870
_________
(1) See Item 7. Non-GAAP Financial Measures for a reconciliation of non-GAAP measures to net income (loss) for the periods presented

For the year ended December 31, 2018, we reported net income attributable to RLH Corporation of $2.0 million or $0.08 per weighted average basic share, which includes (i) $42.0 million in gains from the disposal of nine hotel properties, (ii) $10.6 million in impairment losses related to our Baltimore property and GuestHouse brand name intangible asset, and (iii) $2.2 million in acquisition and integration related costs.

For the year ended December 31, 2017, we reported net income attributable to RLH Corporation of $0.6 million or $0.02 per weighted average share, which includes (i) $1.5 million in acquisition and integration related costs, (ii) $0.1 million in employee separation and transition costs, (iii) $3.8 million of income tax benefit due to changes from H.R. 1 known as the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) and (iv) $1.5 million in net income before tax from discontinued operations of our entertainment segment.

For the year ended December 31, 2016, we reported net loss attributable to RLH Corporation of $4.7 million or $0.23 per weighted average basic share, which includes (i) $2.1 million in acquisition and integration related costs, (ii) a $1.9 million gain on sale of assets, (iii) $0.6 million in employee separation costs, (iv) $0.1 million in costs for environmental cleanup at one of our hotel properties, and (v) $2.0 million in net income before tax from discontinued operations of our entertainment segment.

The above special items are excluded from operating results in Adjusted EBITDA. For the year ended December 31, 2018, Adjusted EBITDA was $15.8 million, compared to $25.7 million for the year ended December 31, 2017 and $19.9 million for the year ended December 31, 2016.

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

During the fourth quarter of 2018, we modified the definition of Adjusted EBITDA as used in prior periods to exclude the effect of non-cash stock compensation expense. We believe that the exclusion of this item is consistent with the purposes of the measure described below and we have applied this modification to all prior periods presented.

EBITDA and Adjusted EBITDA are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. Our board of directors and executive management team consider Adjusted EBITDA to be a key performance metric and compensation measure. We believe they are a complement to reported operating results. EBITDA and Adjusted EBITDA are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States of America (GAAP), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA differently than we do or may not calculate them at all, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$15,086	$(1,488)	$(4,840)
Depreciation and amortization	17,003	18,824	16,095
Interest expense	6,209	8,252	6,752
Income tax expense (benefit)	(71)	(4,662)	(478)
Net income from discontinued operations (1)	—	(181)	(1,254)
EBITDA from continuing operations	38,227	20,745	16,275
Stock-based compensation (2)	3,955	3,309	2,640
Asset impairment (3)	10,582	—	—
Acquisition and integration costs (4)	2,219	1,529	2,112
Employee separation and transition costs (5)	1,509	100	627
Loss on early retirement of debt (6)	794	—	—
Gain on asset dispositions (7)	(41,520)	—	(1,912)
Reserve for environmental cleanup (8)	—	—	128
Adjusted EBITDA from continuing operations	15,766	25,683	19,870
Net income from discontinued operations (1)	—	181	1,254
Depreciation and amortization of discontinued operations	—	64	186
Interest expense from discontinued operations	—	—	12
Gain on sale of business unit	—	(883)	—
Income tax expense from discontinued operations	—	1,348	790
Adjusted EBITDA from discontinued operations	—	710	2,242
Adjusted EBITDA from continuing & discontinued operations	15,766	26,393	22,112
Adjusted EBITDA attributable to noncontrolling interests	(1,806)	(6,863)	(6,840)
Adjusted EBITDA attributable to RLH Corporation	$13,960	$19,530	$15,272

(1)  On October 3, 2017, the Company completed the sale of its entertainment segment. Based on this sale, the results of operations of the entertainment segment are reported as discontinued operations for all periods presented.

(2)  Represents total stock-based compensation for each period. All are included within Selling, general, administrative and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

(3)  During the third quarter of 2018 we recognized an impairment on our Baltimore hotel asset. During the fourth quarter of 2018 we recognized an impairment on our Guesthouse brand name. All are included within Asset impairment on the Consolidated Statements of Comprehensive Income (Loss).

(4)  Acquisition and integration costs for 2018 are associated with the Knights Inn and Vantage acquisitions. Acquisition and integration costs for 2017 and 2016 are associated with the Vantage acquisition. Acquisition and integration costs include periodic changes in the fair value and probability of contingent consideration arising from our 2016 Vantage acquisition.

(5)  The costs recognized in 2018 relate to employee separation, primarily for severance agreements with our Chief Operating Officer, and President of Global Development in May 2018 and our Chief Marketing Officer in December 2018. The costs recognized in 2017 consisted of legal and consulting services associated with the CFO transition. The costs recognized in 2016 consisted of the separation costs of a former Executive Vice President and Chief Financial Officer and other legal and consulting services associated with the CFO transition. These costs are included within Selling, general, administrative and other expenses on the Consolidated Statements of Comprehensive Income (Loss).

(6)  The Loss on early retirement of debt arose primarily on a $20.6 million early payment of our Senior Secured Term Loan. The debt was repaid using proceeds from a distribution from RL Venture after the sales of our Red Lion Hotel Port Angeles and Hotel RL Spokane. All are included within Loss on early retirement of debt on the Consolidated Statements of Comprehensive Income (Loss).

(7)  Represents the gain on our sale of nine properties during 2018. During 2016, RLH Corporation recorded a gain on sale of intellectual property, net of brokerage fees, of $0.4 million and a $1.5 million gain on sale of the Coos Bay property. All are included within Gain on asset dispositions, net on the Consolidated Statements of Comprehensive Income (Loss).

(8) In the first quarter of 2016, a reserve was recorded for environmental cleanup at one of our hotel properties.

Revenues

Franchise and Marketing, Reservations and Reimbursables Revenues

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Royalty	$22,309	$17,558	$7,472
Marketing, reservations and reimbursables	25,948	26,179	14,087
Other franchise	5,537	4,822	3,075

2018 Compared to 2017

Revenues from royalties increased by $4.8 million or 27% and other franchise revenues increased by $0.7 million or 15%. These increases are primarily due to the additional revenue provided by the acquisition of the Knights Inn franchised hotels in May 2018. Marketing, reservations, and reimbursables revenue did not fluctuate materially between the periods as new and acquired franchise agreements in 2018 have contributed at a lower rate to these revenues than franchise agreements that were terminated in 2017 and 2018, offsetting the impact of the additional agreements.

2017 Compared to 2016

Revenues from royalties increased by $10.1 million or 135% and other franchise revenues increased by $1.7 million or 57%. These increases are primarily due to the additional revenue provided by the acquisition of the Vantage franchised hotels in September 2016 as these franchises provided a full year of revenues in 2017 compared to a partial year of revenue in 2016. Marketing, reservations, and reimbursables revenue increased $12.1 million or 86% primarily due to additional revenues received from acquired Vantage franchise agreements in 2016.

Company Operated Hotels Revenues

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Company operated hotels	$82,021	$123,100	$123,589

2018 Compared to 2017

Company operated hotels revenue decreased by $41.1 million or 33%. This decrease was primarily due to the disposal of nine hotel properties from our company operated hotels segment during the year ended December 31, 2018 while no hotel properties were disposed of during the year ended December 31, 2017.

2017 Compared to 2016

Company operated hotels revenue decreased by $0.5 million or 0.4%. There was minimal fluctuation in revenues generated by our company operated hotels year over year as only one hotel property was disposed of during the year ended December 31, 2016 while no hotel properties were disposed of during the year ended December 31, 2017.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, depreciation and amortization, hotel facility and land lease expense, gain or loss on asset dispositions, general and administrative expenses and acquisition and integration costs.

Our operating expenses from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Marketing, reservations and reimbursables	$26,877	$25,435	$16,426
Company operated hotels	67,314	95,731	97,666
Selling, general, administrative and other expenses	32,122	29,753	18,634
Depreciation and amortization	17,003	18,824	16,095
Asset impairment	10,582	—	—
Gain on asset dispositions, net	(42,021)	(449)	(2,436)
Acquisition and integration costs	2,219	1,529	2,112
Total operating expenses	$114,096	$170,823	$148,497

2018 Compared to 2017

Marketing, reservations and reimbursables expenses increased by $1.4 million or 6%. This increase was due to an increase in transaction and reservation counts, primarily related to the Knights Inn acquisition in 2018.

Company operated hotel expenses decreased by $28.4 million or 30% and depreciation and amortization expense decreased $1.8 million or 10%. These decreases were primarily due to the disposal of nine hotel properties from our company operated hotels segment during the year ended December 31, 2018 while no hotel properties were disposed of during the year ended December 31, 2017. The decrease in depreciation and amortization from hotel sales was partially offset by additional amortization from acquired intangible assets that were part of the Knights Inn acquisition in May 2018.

Selling, general, administrative and other expenses increased by $2.4 million or 8%. This increase was primarily related to increased expenses in severance and share based payment expenses during 2018.

We recognized an impairment loss of $7.1 million on our Baltimore property in the third quarter of 2018 due to challenging cash flows at the property and we recognized an impairment loss of $3.5 million on our GuestHouse brand intangible asset in the fourth quarter of 2018 as the brand has encountered lower growth than previously expected, mostly due to the addition of other offerings in our portfolio.

We recognized a net gain on asset dispositions of $42.0 million from the disposal of nine hotel properties during the year ended December 31, 2018.

2017 Compared to 2016

Marketing, reservations and reimbursables expenses increased by $9.0 million or 55%. This increase was primarily due to a full year of the additional fees assumed as part of the Vantage acquisition in 2016.

Company operated hotel expenses decreased by $1.9 million or 2% fluctuation in expenses as one hotel property was disposed of during the year ended December 31, 2016 while no hotel properties were disposed of during the year ended December 31, 2017.

Selling, general, administrative and other expenses increased by $11.1 million or 60%. This increase was due to primarily related to additional expenses incurred related to franchises agreements acquired as part of the Vantage acquisition in 2016.

Depreciation and amortization expense increased by $2.7 million or 17%. This increase is primarily due to the addition of finite-lived intangible assets from the acquisition of the Vantage franchised hotels in September 2016, resulting in a full year of amortization in 2017 compared to a partial year of amortization in 2016.

Interest Expense

Interest expense decreased $2.0 million or 25% in 2018 compared with 2017. This decrease is due to the payoff of $73.2 million of RL Venture debt and $13.3 million of RL Baltimore debt, partially offset by borrowings of the Senior Secured Term Loan and Line of Credit, during 2018.

Interest expense increased $1.5 million or 22% in 2017 compared with 2016. The increase is primarily due to the higher principal amount of debt outstanding during 2017, as the result of draws to complete the hotel renovations. The average outstanding debt balances for 2018, 2017 and 2016 were $78.5 million, $111.6 million, and $100.7 million, respectively. The 2018 decrease was primarily due to hotel sales and related reduction in debt outstanding.

Loss on Early Retirement of Debt

In 2018, we recognized a loss of $0.8 million for the early retirement of debt when we repaid the outstanding balances of our RL Venture and RL Baltimore loans. The overall loss was driven primarily by the write off of unamortized debt issuance costs. See Note 8, Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data.

Income Taxes

We reported an income tax benefit on continuing operations of $0.1 million in 2018. We reported income tax benefits on continuing operations of $4.7 million and $0.5 million in 2017 and 2016, respectively. We reported income tax expense on discontinued operations of $1.3 million and $0.8 million in 2017 and 2016, respectively. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our gross deferred tax assets. See Note 14, Income Taxes within Item 8. Financial Statements and Supplementary Data.

Discontinued Operations

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. As such, the results of the entertainment segment are reported as discontinued operations, and the assets and liabilities are classified as held for sale as of December 31, 2017 in this annual report on Form 10-K. See Note 17, Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data for further discussion. There were no results reported as discontinued operations for the year ended December 31, 2018.

Assets Held for Sale

As of December 31, 2017, six properties from our company owned hotels segment met the criteria to be classified as held for sale comprising $34.4 million of assets held for sale on the Consolidated Balance Sheets. These properties were subsequently sold during 2018.

At December 31, 2018, we have no properties classified as held for sale.

See Note 17 Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data for further discussion on assets held for sale.

Liquidity and Capital Resources

Overview

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $5.9 million and $12.4 million at December 31, 2018 and 2017. We believe that we have sufficient liquidity to fund our operations at least through March 2020.

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$(3,514)	$14,516	$5,562
Net cash provided by (used in) investing activities	76,898	(16,145)	(30,688)
Net cash provided by (used in) financing activities	(98,453)	(1,122)	37,533

Operating Activities

Net cash used in operating activities totaled $3.5 million in 2018 compared with net cash provided by operating activities of $14.5 million during 2017 and $5.6 million during 2016. The drivers of the 2018 decrease of $18.0 million from 2017 were $4.3 million in increased cash outflows from working capital accounts primarily due to the disbursement of key money, in addition to $13.8 million lower net income (loss), as adjusted for noncash reconciling income/expense items.

In 2017, net cash provided by operating activities was higher by $8.9 million compared with 2016. This increase was driven by $2.2 million in improved cash flows from working capital accounts, in addition to $6.7 million in higher net income, after adjustment for noncash income/expense items.

Investing Activities

Net cash provided by investing activities totaled $76.9 million during 2018 compared with net cash used in investing activities of $16.1 million during 2017 and $30.7 million in 2016. Cash flows increased $93.0 million in 2018 compared to 2017 primarily due to proceeds from hotel sales, partially offset by the acquisition of Knights Inn brand and related franchise agreements.

The primary drivers of the improved cash flows in 2017 compared to 2016 were lower capital expenditures, $6.7 million net payment related to the sale of the entertainment segment in 2017, and the 2016 acquisition of Vantage Hospitality. In 2016, we spent $33.5 million on capital expenditures related to hotel renovations compared with $9.8 million in 2017. We also used $22.6 million in cash to purchase Vantage partially using redemptions of $18.1 million of investments in 2016.

Financing Activities

Net cash flows used by financing activities were $98.5 million during 2018, compared with $1.1 million in 2017 and net cash provided by financing activities of $37.5 million in 2016. In 2018, we had borrowings on long-term debt of $30.0 million, drew $10.0 million on our line of credit, made repayments of $108.0 million on long-term debt, paid $7.0 million in contingent consideration from the Vantage Hospitality acquisition, and paid $21.5 million in distributions to noncontrolling interest. In 2017, we had borrowings on long-term debt of $3.3 million, with repayments of $1.4 million, and $3.1 million in distributions to noncontrolling interest.

In 2016, we had borrowings on long-term debt of $24.8 million, with repayments of $4.9 million, as well as $18.5 million in net proceeds from sale of our common stock and recognized $3.2 million from the sale of joint venture interests.

Debt

Senior Secured Term Loan and Line of Credit

In May 2018, we entered into a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Line of Credit). The $30 million principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition. In August 2018, we amended the agreement in response to a default on the RL Baltimore loan.

The Senior Secured Term Loan and Line of Credit matures in May 2023. Outstanding amounts under the Senior Secured Term Loan and Line of Credit will bear interest at our election of 1-month, 2-month, 3-month, or 6-month LIBOR plus 3.00% with interest payable at the end of each elected 1-month, 2-month, 3-month, or 6-month elected term. As of December 31, 2018, we have elected 1-month LIBOR rates resulting in an interest rate of 5.3% as of December 31, 2018.

The Senior Secured Term Loan additionally includes mandatory prepayment of any outstanding principal balance using any proceeds from incurred or issued indebtedness, and, starting with the full fiscal quarter ending March 31, 2019, requires prepayments in an amount equal to (x) 50% of all distributions received by RLH Corporation or its subsidiary guarantors from their respective subsidiaries and joint venture interests during any such fiscal quarter, minus (y) the amount of the amortization payment required to be made by RLH Corporation for such fiscal quarter, capped at $5 million. In addition, all net proceeds received by RLH Corporation from non-ordinary course asset sales and other specified dispositions of property, including the RL Venture property sales, must be maintained in a cash collateral account controlled by DB, subject to the right of RLH Corporation to prepay the Senior Secured Term Loan in whole or in part at any time with such proceeds.

In August 2018, we deposited $20.6 million from asset sale proceeds and related joint venture distributions into a cash collateral account controlled by the lender. We subsequently used these funds to make a prepayment on the balance outstanding under the Senior Secured Term Loan, reducing the outstanding balance of the Senior Secured Term Loan to $9.4 million at December 31, 2018. In August 2018, we also drew the full $10.0 million available to us on the Line of Credit. This amount remains outstanding as of December 31, 2018 and we have no further borrowing capacity through the Line of Credit. Due to the August 2018 prepayment described above, there are no further scheduled principal payments due until maturity.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It includes customary events of default, cross-default provisions, and restrictions on payment of dividends. The loan agreement also includes customary reporting, financial and operating covenants. We were in compliance with all covenants under the Senior Secured Term Loan and Line of Credit at December 31, 2018.

RLH Atlanta

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

The outstanding principal amount is $9.2 million at December 31, 2018. The loan matures in September 2019. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017 and increased to $15,000 in October 2018. Our joint venture partner owns 45% of RLS Atla Venture at December 31, 2018. RLS Atla Venture LLC was in compliance with all financial covenants under the loan agreement with PFP Holding Company IV LLC at December 31, 2018. We are currently evaluating options regarding the upcoming maturing including, but not limited to, disposal of the property prior to maturity or negotiation of replacement debt.

RLH DC

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

On December 14, 2018, RLH DC and RLH Corporation executed an additional amendment to the loan agreement to increase the RLH Corporation principal guarantee to $10.5 million and to suspend the debt service coverage ratio and loan to value ratio covenants through May 31, 2019. RLS DC Venture LLC was in compliance with all financial covenants under the loan agreement with Pacific Western Bank at December 31, 2018.

The outstanding principal amount is $15.9 million at December 31, 2018. The loan matures in October 2019. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that would repay the outstanding principal balance over a 25-year amortization period. Our joint venture partner owns 45% of RLS DC Venture as of December 31, 2018. We are currently evaluating options regarding the upcoming maturing including, but not limited to, disposal of the property prior to maturity or negotiation of replacement debt.

RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture LLC, and each of its 12 wholly-owned subsidiaries entered into a loan agreement with Pacific Western Bank, which was secured by the hotels owned by RL Venture. In 2018, nine of the RL Venture properties were sold for $116.5 million. Using proceeds from the hotel sales and restricted cash associated with the debt, in July 2018, RL Venture repaid the full $73.2 million principal outstanding under its loan agreement with Pacific Western Bank. This debt is no longer outstanding as of December 31, 2018.

RL Baltimore

In April 2015, RL Baltimore, a wholly-owned subsidiary of RLS Balt Venture LLC, obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015.

In September 2018, RLH Corporation, through our wholly owned subsidiary RLH Baltimore Loan Acquisition LLC (RLH Balt Acquisition), purchased the outstanding promissory note, in the original principal amount of $13.3 million, made by RL Baltimore, LLC to PFP (Baltimore Note) for a total purchase price of $13.6 million. We funded the acquisition of the Baltimore Note with $10.0 million in borrowings from our Line of Credit and cash on hand. In October 2018, we executed an agreement with Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne, in which we purchased the remaining 27% ownership interest in RLS Balt Venture for $0.3 million. Subsequent to the buyout, RLS Balt Venture is now a fully consolidated subsidiary of the Company and the debt is no longer outstanding as of December 31, 2018.

Contractual Obligations

The following table summarizes our significant contractual obligations, including principal and estimated interest on debt and capital leases, as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total Debt (1)	$50,864	$27,971	$2,071	$20,822	$—
Capital leases (1)	440	166	263	11	—
Operating leases	75,563	5,035	10,408	4,006	56,114
Total contractual obligations (2)	$126,867	$33,172	$12,742	$24,839	$56,114
(1) Includes estimated interest payments and commitment fees over the life of the debt agreement or capital lease.
(2) With regard to purchase obligations, we are not party to any material agreements to purchase goods or services that are enforceable or legally binding as to fixed or minimum quantities to be purchased or stated price terms.

We have leasehold interests at various hotel properties, as well as our corporate offices in Denver, Colorado. These leases require us to pay fixed monthly rent and have expiration dates of 2019 and beyond, which are reflected in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Our business has historically been subject to seasonal fluctuations, with more revenues and profits realized from May through October than during the rest of the year. Due to the large amount of acquisitions and dispositions undertaken by the Company during the periods presented, this seasonality is not as apparent as it would be in a steady state.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data; however, we have also identified our most critical accounting policies and estimates below. Management has discussed the development and selection of our critical accounting policies and estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

Revenue Recognition and Receivables

Revenue is generally recognized as our performance obligations are satisfied. We recognize revenue from the following sources:

•
Franchised Hotels - royalty, marketing and other fees are received in connection with licensing our brands to franchisees. Effective January 1, 2018 there was a change in the recognition of the initial fees and application fees associated with the adoption of Topic 606, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. See Note 2, New and Recent Accounting Pronouncements for further discussion of the adoption and related impact, within Item 8. Financial Statements and Supplementary Data.

•
Company-Operated Hotels - Room rental and food and beverage sales from majority owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guests visit to the restaurant and at the time the management services are provided. We also recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consisting of payroll and related expenses at managed properties where we are the employer.

We review the ability to collect individual accounts receivable on a routine basis. We recognize an allowance for doubtful accounts based on a combination of reserves calculated based on underlying characteristics of receivables (such as the age of the related receivable) as well as specifically identified amounts believed to be uncollectible. A receivable is written off against the allowance for doubtful accounts if collection attempts fail.

Goodwill

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics. The reporting units are aligned with our reporting segments. Goodwill is not amortized, but we test goodwill for impairment each year as of October 1, or more frequently should facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of each reporting unit based on projected future cash flows, and comparing the estimated fair values of the reporting units to their carrying amounts, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment is recognized. However, if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total goodwill balance of the reporting unit.

We have not recognized any impairment on goodwill during the years ended December 31, 2018, 2017 and 2016.

Indefinite-Lived Intangible Assets

Through prior business combinations we have obtained intangible assets related to our Americas Best Value Inn, Canadas Best Value Inn, Guesthouse, Knights Inn, and Red Lion brands. At the time of each acquisition, the brands were assigned a fair value based on the relief from royalty method. As there are no limitations on the useful lives of these assets, we have determined they are indefinite-lived intangible assets that will not be amortized. Annually, on October 1, we reassess the useful lives of each asset to determine if they should continue to be classified as indefinite and we additionally test the assets for impairment. Impairment may also be tested at any point in which facts and circumstances indicate that it is more likely than not that the fair value of the asset is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the asset is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of the asset using the relief from royalty method, and comparing the estimated fair value of the asset to its carrying amount. If the estimated fair value of the asset exceeds its carrying value, no impairment is recognized. However, if the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

As of October 1, 2018, we recognized an impairment loss on the Guesthouse brand indefinite-lived intangible asset of $3.5 million included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss) and reclassified the $2.1 million remaining fair value from an indefinite-lived intangible asset to a finite-lived intangible asset. See further discussion of the impairment and reclassification at Note 6, Goodwill and Intangible Assets within Item 8. Financial Statements and Supplementary Data. No impairment expense on indefinite-lived intangible assets was recognized during the years ended December 31, 2017 or 2016.

Valuation of Long-Lived Assets Including Finite-Lived Intangible Assets

We test long-lived asset groups, including finite-lived intangible assets, for recoverability when changes in circumstances indicate the carrying value may not be recoverable. For example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

During the year ended December 31, 2018, we recognized an impairment loss on the Baltimore joint venture property of $7.1 million included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss). See further discussion of the impairment at Note 5, Property and Equipment within Item 8. Financial Statements and Supplementary Data. No impairment expense on long-lived assets was recognized during the years ended December 31, 2017 and 2016.

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

We consolidate the results of any such VIE in which we determine that we are the primary beneficiary, having both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive the benefits from, the VIE that could be potentially significant to the VIE.

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

New and Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies for information on new and recent U.S. GAAP accounting pronouncements, within Item 8. Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of December 31, 2018, our outstanding line of credit and debt, including current maturities and excluding unamortized origination fees, was $44.5 million, which is under a line of credit and term loans subject to variable rates however, $25.2 million of our outstanding debt is subject to interest rate caps.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At December 31, 2018, $25.2 million of our outstanding debt was subject to interest rate caps which effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. See Note 9 Derivative Financial Instruments within Item 8. Financial Statements and Supplementary Data.

A 100 basis point change in the underlying interest rates on our $19.4 million of variable rate debt not subject to interest rate caps would result in approximately a $0.2 million increase or decrease in annual long-term debt interest expense.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at December 31, 2018 on our Consolidated Balance Sheet (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Total debt	$25,168	$—	$—	$—	$19,355	$—	$44,523	$43,880
Average interest rate							6.8%

Item 8.	Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

The following table sets forth supplementary financial data (in thousands except per share data) for each quarter for the years ended December 31, 2018 and 2017, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements.

	Year Ended December 31, 2018 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue:
Royalty	$4,275	$5,770	$6,530	$5,734	$22,309
Marketing, reservations and reimbursables	5,256	7,027	7,591	6,074	25,948
Other franchise	592	804	1,016	3,125	5,537
Company operated hotels	22,896	25,005	20,857	13,263	82,021
Other	20	6	6	2	34
Total revenues	33,039	38,612	36,000	28,198	135,849
Operating expenses:
Marketing, reservations and reimbursables	5,559	7,214	7,453	6,651	26,877
Company operated hotels	20,255	18,618	16,051	12,390	67,314
Selling, general, administrative and other expenses	7,210	8,268	8,112	8,532	32,122
Depreciation and amortization	4,392	4,701	3,621	4,289	17,003
Asset impairment	—	—	7,100	3,482	10,582
Gain on asset dispositions, net	(14,043)	(1,855)	(26,196)	73	(42,021)
Acquisition and integration costs	104	1,997	95	23	2,219
Total operating expenses	23,477	38,943	16,236	35,440	114,096
Operating income (loss)	9,562	(331)	19,764	(7,242)	21,753
Other income (expense):
Interest expense	(2,247)	(1,702)	(1,417)	(843)	(6,209)
Loss on early retirement of debt	—	—	(794)	—	(794)
Other income (loss), net	158	22	34	51	265
Total other income (expense)	(2,089)	(1,680)	(2,177)	(792)	(6,738)
Income (loss) from continuing operations before taxes	7,473	(2,011)	17,587	(8,034)	15,015
Income tax expense (benefit)	135	(348)	(26)	168	(71)
Net income (loss) from continuing operations	7,338	(1,663)	17,613	(8,202)	15,086
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	7,338	(1,663)	17,613	(8,202)	15,086
Net (income) loss attributable to noncontrolling interest	(4,750)	(659)	(8,670)	950	(13,129)
Net income (loss) attributable to RLH Corporation	$2,588	$(2,322)	$8,943	$(7,252)	$1,957

Basic earnings (loss) per share	$0.11	$(0.10)	$0.36	$(0.30)	$0.08
Diluted earnings (loss) per share	$0.10	$(0.10)	$0.35	$(0.30)	$0.08

	Year Ended December 31, 2017 (unaudited)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenue:
Royalty	$4,188	$4,457	$4,711	$4,202	$17,558
Marketing, reservations and reimbursables	6,196	6,993	7,264	5,726	26,179
Other franchise	520	977	739	2,586	4,822
Company operated hotels	25,622	33,341	38,298	25,839	123,100
Other	55	61	12	139	267
Total revenues	36,581	45,829	51,024	38,492	171,926
Operating expenses:
Marketing, reservations and reimbursables	6,579	7,073	6,687	5,096	25,435
Company operated hotels	22,365	24,799	26,365	22,202	95,731
Selling, general, administrative and other expenses	6,856	7,007	7,016	8,874	29,753
Depreciation and amortization	4,510	4,572	4,660	5,082	18,824
Asset impairment	—	—	—	—	—
Gain on asset dispositions, net	(119)	(102)	(113)	(115)	(449)
Acquisition and integration costs	(175)	186	1,235	283	1,529
Total operating expenses	40,016	43,535	45,850	41,422	170,823
Operating income (loss)	(3,435)	2,294	5,174	(2,930)	1,103
Other income (expense):
Interest expense	(1,958)	(2,037)	(2,119)	(2,138)	(8,252)
Other income (loss), net	175	49	338	256	818
Total other income (expense)	(1,783)	(1,988)	(1,781)	(1,882)	(7,434)
Income (loss) from continuing operations before taxes	(5,218)	306	3,393	(4,812)	(6,331)
Income tax expense (benefit) (1)	77	193	34	(4,966)	(4,662)
Net income (loss) from continuing operations	(5,295)	113	3,359	154	(1,669)
Discontinued operations:
Income (loss) from discontinued business unit, net of income tax expense	172	(38)	268	23	425
Loss on sale of business unit, net of income tax expense	—	—	—	(244)	(244)
Net income (loss) from discontinued operations	172	(38)	268	(221)	181
Net income (loss)	(5,123)	75	3,627	(67)	(1,488)
Net (income) loss attributable to noncontrolling interest	1,519	(141)	(871)	1,562	2,069
Net income (loss) attributable to RLH Corporation	$(3,604)	$(66)	$2,756	$1,495	$581

Basic earnings (loss) per share
Continuing operations	$(0.16)	$—	$0.11	$0.07	$0.01
Discontinued operations	0.01	—	0.01	(0.01)	0.01
	$(0.15)	$—	$0.12	$0.06	$0.02
Diluted earnings (loss) per share
Continuing operations	$(0.16)	$—	$0.10	$0.07	$0.01
Discontinued operations	0.01	—	0.01	(0.01)	0.01
	$(0.15)	$—	$0.11	$0.06	$0.02
(1) Reflects $3.8 million of income tax benefit primarily due to tax law changes from the 2017 Tax Act.

Financial Statements
The 2018 Consolidated Financial Statements of Red Lion Hotels Corporation are
presented on pages 44 to 90 of this annual report.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Red Lion Hotels Corporation
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2019 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for recognition of revenues and related disclosures in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

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

Spokane, Washington
March 8, 2019

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
		(Revised)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($4,564 and $6,487 attributable to VIEs)	$17,034	$32,429
Restricted cash ($2,652 and $12,326 attributable to VIEs)	2,755	12,429
Accounts receivable, net of an allowance for doubtful accounts $2,345 and $1,436, respectively ($1,064 and $3,200 attributable to VIEs)	18,575	13,143
Accounts receivable from related parties	—	1,520
Notes receivable, net	2,103	1,098
Other current assets ($680 and $1,252 attributable to VIEs)	6,218	5,305
Assets held for sale ($0 and $34,359 attributable to VIEs)	—	34,359
Total current assets	46,685	100,283
Property and equipment, net ($74,250 and $137,479 attributable to VIEs)	115,522	165,302
Goodwill	18,595	9,404
Intangible assets, net	60,910	50,749
Other assets, net ($705 and $174 attributable to VIEs)	8,075	1,976
Total assets	$249,787	$327,714
LIABILITIES
Current liabilities:
Accounts payable ($650 and $1,810 attributable to VIEs)	$5,322	$4,100
Accrued payroll and related benefits ($369 and $1,453 attributable to VIEs)	5,402	7,457
Other accrued liabilities ($1,092 and $2,184 attributable to VIEs)	4,960	4,094
Long-term debt, due within one year ($25,056 and $62,914 attributable to VIEs)	25,056	62,914
Contingent consideration for acquisition due to related party, due within one year	—	9,289
Total current liabilities	40,740	87,854
Long-term debt, due after one year, net of debt issuance costs ($0 and $48,483 attributable to VIEs)	9,114	48,483
Line of credit, due after one year	10,000	—
Deferred income and other long-term liabilities ($480 and $772 attributable to VIEs)	2,245	1,554
Deferred income taxes	772	2,219
Total liabilities	62,871	140,110

Commitments and contingencies

STOCKHOLDERS' EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 24,570,158 and 23,651,212 shares issued and outstanding	246	237
Additional paid-in capital, common stock	182,018	178,028
Accumulated deficit	(16,512)	(18,042)
Total RLH Corporation stockholders' equity	165,752	160,223
Noncontrolling interest	21,164	27,381
Total stockholders' equity	186,916	187,604
Total liabilities and stockholders' equity	$249,787	$327,714
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
	(In thousands, except per share data)
Revenue:
Royalty	$22,309	$17,558	$7,472
Marketing, reservations and reimbursables	25,948	26,179	14,087
Other franchise	5,537	4,822	3,075
Company operated hotels	82,021	123,100	123,589
Other	34	267	128
Total revenues	135,849	171,926	148,351
Operating expenses:
Marketing, reservations and reimbursables	26,877	25,435	16,426
Company operated hotels	67,314	95,731	97,666
Selling, general, administrative and other expenses	32,122	29,753	18,634
Depreciation and amortization	17,003	18,824	16,095
Asset impairment	10,582	—	—
Gain on asset dispositions, net	(42,021)	(449)	(2,436)
Acquisition and integration costs	2,219	1,529	2,112
Total operating expenses	114,096	170,823	148,497
Operating income (loss)	21,753	1,103	(146)
Other income (expense):
Interest expense	(6,209)	(8,252)	(6,752)
Loss on early retirement of debt	(794)	—	—
Other income (loss), net	265	818	326
Total other income (expense)	(6,738)	(7,434)	(6,426)
Income (loss) from continuing operations before taxes	15,015	(6,331)	(6,572)
Income tax benefit	(71)	(4,662)	(478)
Net income (loss) from continuing operations	15,086	(1,669)	(6,094)
Discontinued operations:
Income from discontinued business unit, net of income tax expense of $0, $221 and $790	—	425	1,254
Loss on sale of business unit, net of income tax expense of $1,127	—	(244)	—
Net income from discontinued operations	—	181	1,254
Net income (loss)	15,086	(1,488)	(4,840)
Net (income) loss attributable to noncontrolling interest	(13,129)	2,069	163
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$1,957	$581	$(4,677)

Earnings (loss) per share - basic
Income (loss) from continuing operations attributable to RLH Corporation	$0.08	$0.01	$(0.29)
Income from discontinued operations	—	0.01	0.06
Net income (loss) attributable to RLH Corporation	$0.08	$0.02	$(0.23)

Earnings (loss) per share - diluted
Income (loss) from continuing operations attributable to RLH Corporation	$0.08	$0.01	$(0.29)
Income from discontinued operations	—	0.01	0.06
Net income (loss) attributable to RLH Corporation	$0.08	$0.02	$(0.23)

Weighted average shares - basic	24,392	23,669	20,427
Weighted average shares - diluted	25,477	24,253	20,427
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit) (Revised)	RLH Corporation Total Equity (Revised)	Equity Attributable to Non-controlling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity (Revised)
	(In thousands, except share data)
Balances, January 1, 2016	20,051,145	$201	$143,901	$(13,946)	$130,156	$33,609	$163,765
Net loss	—	—	—	(4,677)	(4,677)	(163)	(4,840)
Shared based payment activity	193,336	1	2,466	—	2,467	—	2,467
Contribution of joint venture interests	—	—	539	—	539	2,654	3,193
Shares issued for Vantage acquisition purchase price	690,000	7	5,748	—	5,755	—	5,755
Distributions to noncontrolling interests	—	—	—	—	—	(3,593)	(3,593)
Proceeds from issuance of common stock, net of offering costs	2,499,999	25	18,435	—	18,460	—	18,460
Balances, December 31, 2016	23,434,480	234	171,089	(18,623)	152,700	32,507	185,207
Net income (loss)	—	—	—	581	581	(2,069)	(1,488)
Shared based payment activity	216,732	3	3,358	—	3,361	—	3,361
Shares allocated for Vantage acquisition purchase price	—	—	3,581	—	3,581	—	3,581
Distributions to noncontrolling interests	—	—	—	—	—	(3,057)	(3,057)
Balances, December 31, 2017	23,651,212	237	178,028	(18,042)	160,223	27,381	187,604
Net income	—	—	—	1,957	1,957	13,129	15,086
Cumulative effect of the adoption of Topic 606	—	—	—	(427)	(427)	—	(427)
Shared based payment activity	228,946	2	3,535	—	3,537	—	3,537
Shares issued for Vantage continent consideration	690,000	7	2,870	—	2,877	—	2,877
Buyout of noncontrolling interest	—	—	(2,415)	—	(2,415)	2,111	(304)
Distributions to noncontrolling interests	—	—	—	—	—	(21,457)	(21,457)
Balances, December 31, 2018	24,570,158	$246	$182,018	$(16,512)	$165,752	$21,164	$186,916
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
	(In thousands)
Operating activities:
Net income (loss)	$15,086	$(1,488)	$(4,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,003	18,888	16,281
Amortization of debt issuance costs	942	1,187	1,166
Amortization of key money and contract costs	748	—	—
Amortization of contract liabilities	(753)	—	—
Gain on asset dispositions, net	(42,021)	(449)	(2,437)
Loss on early retirement of debt	794	—	—
Asset impairment	10,582	—	—
Loss on sale of entertainment business	—	244	—
Deferred income taxes	(1,302)	(3,497)	249
Equity in investments	—	—	(157)
Stock based compensation expense	3,955	3,309	2,640
Provision for doubtful accounts	1,014	528	433
Fair value adjustments to contingent consideration	581	1,670	339
Change in current assets and liabilities, net of business acquired:
Accounts receivable	(3,644)	(4,130)	(3,183)
Notes receivable	(19)	(88)	(110)
Other current assets	(6,907)	(1,229)	(2,075)
Accounts payable	1,249	(2,543)	(1,006)
Other accrued liabilities	(822)	2,114	(1,738)
Net cash provided by (used in) operating activities	(3,514)	14,516	5,562
Investing activities:
Capital expenditures	(8,615)	(9,779)	(33,511)
Acquisition of Knights Inn	(27,249)	—	—
Acquisition of Vantage Hospitality	—	—	(22,603)
Net payments related to the sale of entertainment business	—	(6,679)	—
Net proceeds from disposition of property and equipment	113,748	28	5,898
Collection of notes receivable related to property sales	62	694	2,309
Advances on notes receivable	(1,048)	(409)	(943)
Proceeds from sales of short-term investments	—	—	18,085
Other, net	—	—	77
Net cash provided by (used in) investing activities	76,898	(16,145)	(30,688)
Financing activities:
Borrowings on long-term debt	30,000	3,297	24,766
Repayment of long-term debt	(107,999)	(1,373)	(4,939)
Proceeds from line of credit borrowing	10,000	—	—
Debt issuance costs	(1,282)	(41)	(181)
Buyout of joint venture interest	(304)	—	—
Proceeds from sale of interests in joint ventures	—	—	3,193
Distributions to noncontrolling interest	(21,457)	(3,057)	(3,593)
Contingent consideration paid for Vantage Hospitality acquisition	(7,000)	—	—
Stock-based compensation awards canceled to settle employee tax withholding	(647)	(361)	(353)
Proceeds from common stock offering, net	—	—	18,460
Stock option and stock purchase plan issuances, net and other	236	413	180
Net cash provided by (used in) financing activities	(98,453)	(1,122)	37,533
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,069)	(2,751)	12,407
Cash, cash equivalents and restricted cash at beginning of year	44,858	47,609	35,202
Cash, cash equivalents and restricted cash at end of year	$19,789	$44,858	$47,609

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$963	$189	$111
Interest on debt	$6,338	$7,016	$5,485
Non-cash operating, investing and financing activities:
Acquisition of property and equipment through capital lease and other LT obligations	$328	$542	$1,352
Property and equipment, purchases not yet paid	$27	$402	$2,238
Shares issued for Vantage acquisition	$2,877	$—	$5,755
Accrual of contingent consideration for Vantage acquisition	$—	$—	$10,861
Assumption of contingent consideration obligation from acquisition	$—	$—	$965

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLH Corporation", "RLHC", "we", "our", "us", or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Knights Inn, and Country Hearth Inns & Suites.

A summary of our properties as of December 31, 2018, including the approximate number of available rooms, is provided below:

	Upscale Service Brand		Select Service Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Ending quantity, December 31, 2018	112	15,900	1,215	69,800	1,327	85,700

On May 14, 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement, dated May 1, 2018, for an aggregate purchase price of $27.2 million. See Note 17, Acquisitions and Dispositions for further discussion.

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

Reclassifications

Beginning with the fourth quarter of 2018, we have disaggregated and reclassified the presentation of certain items in the Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016. We have disaggregated royalty revenues from other franchise revenues, combined revenues from company operated hotels and other revenues from managed properties, combined operating expenses from company operated hotels, other costs from managed properties, and hotel facility and land lease, and reclassified amounts previously allocated as operating expenses for franchised and company operated hotels into selling, general and administrative and marketing, reservations, and reimbursable expenses. These costs continue to be allocated to their respective segments as presented in Note 3, Business Segments.

We believe these classifications better reflect our results of operations as we have changed our business model to focus on the franchising of hotels. Additionally, we believe these reclassifications will allow better comparison with financial statements of peer companies. The reclassifications had no impact on total revenue, total operating expenses, operating income, net income, earnings per share, total assets, total equity, or cash flows for any period. The following tables show the impact of the reclassifications on previously reported financial statements for each year presented (in thousands):

	For the Year Ended December 31, 2017
	As Previously Reported	Reclassifications	As Currently Presented
Revenue:
Company operated hotels	$119,186	$3,914	$123,100
Other revenues from managed properties	3,914	(3,914)	—
Franchised hotels	48,559	(48,559)	—
Other	267	—	267
Royalty	—	17,558	17,558
Marketing, reservations and reimbursables	—	26,179	26,179
Other franchise	—	4,822	4,822
Total revenues	$171,926	$—	$171,926

Operating expenses:
Company operated hotels	$91,622	$4,109	$95,731
Other costs from managed properties	3,914	(3,914)	—
Franchised hotels	34,794	(34,794)	—
Depreciation and amortization	18,824	—	18,824
Hotel facility and land lease	4,806	(4,806)	—
Gain on asset dispositions, net	(449)	—	(449)
General, administrative, and other expenses	15,783	(15,783)	—
Acquisition and integration costs	1,529	—	1,529
Marketing, reservations and reimbursables	—	25,435	25,435
Selling, general, administrative and other expenses	—	29,753	29,753
Total operating expenses	$170,823	$—	$170,823

	For the Year Ended December 31, 2016
	As Previously Reported	Reclassifications	As Currently Presented
Revenue:
Company operated hotels	$117,641	$5,948	$123,589
Other revenues from managed properties	5,948	(5,948)	—
Franchised hotels	24,634	(24,634)	—
Other	128	—	128
Royalty	—	7,472	7,472
Marketing, reservations and reimbursables	—	14,087	14,087
Other franchise	—	3,075	3,075
Total revenues	$148,351	$—	$148,351

Operating expenses:
Company operated hotels	$91,572	$6,094	$97,666
Other costs from managed properties	5,948	(5,948)	—
Franchised hotels	19,315	(19,315)	—
Depreciation and amortization	16,095	—	16,095
Hotel facility and land lease	4,740	(4,740)	—
Gain on asset dispositions, net	(2,436)	—	(2,436)
General, administrative, and other expenses	11,151	(11,151)	—
Acquisition and integration costs	2,112	—	2,112
Marketing, reservations and reimbursables	—	16,426	16,426
Selling, general, administrative and other expenses	—	18,634	18,634
Total operating expenses	$148,497	$—	$148,497

Revision of Previously Issued Financial Statements for Immaterial Misstatements

During the fourth quarter of 2018, we identified an error affecting previous periods as leasehold improvements for our Red Lion Hotel Seattle Airport property acquired on December 31, 1999 were assigned a useful life in excess of the lease term of the associated land lease for the property. As a result, we have understated depreciation expense by approximately $165,000 in each of the past 19 years. We have assessed the effects of these errors to our previously issued financial statements and based upon quantitative and qualitative factors, determined that the errors were not material to our previously issued financial statements. We have corrected the $2.6 million cumulative understatement of depreciation expense as of January 1, 2016, through a reduction in property and equipment, net and accumulated deficit and revised prior period balances accordingly. We also recognized the remaining $0.5 million understatement of depreciation expense from 2016 through the third quarter of 2018 in depreciation expense during the fourth quarter of 2018. The following table shows the impact of the revision on the December 31, 2017 Consolidated Balance Sheet (in thousands):

	As Previously Reported	Adjustment	As Revised
ASSETS
Property and equipment, net ($134,843 attributable to VIEs)	$167,938	$(2,636)	$165,302
Total assets	330,350	(2,636)	327,714

STOCKHOLDERS' EQUITY
RLH Corporation stockholders' equity:
Accumulated deficit	$(15,406)	$(2,636)	$(18,042)
Total RLH Corporation stockholders' equity	162,859	(2,636)	160,223
Total stockholders' equity	190,240	(2,636)	187,604
Total liabilities and stockholders' equity	330,350	(2,636)	327,714

The following table shows the impact of the revision on the Consolidated Statements of Changes in Stockholders' Equity for the periods presented (in thousands):

	As Previously Reported	Adjustment	As Revised
Retained Earnings (Accumulated Deficit) as of January 1, 2016	$(11,310)	$(2,636)	$(13,946)
Retained Earnings (Accumulated Deficit) as of December 31, 2016	(15,987)	(2,636)	(18,623)
Retained Earnings (Accumulated Deficit) as of December 31, 2017	(15,406)	(2,636)	(18,042)

Revenue Recognition for 2018

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

Franchised hotels revenue

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

The performance obligation related to franchise revenues is delivered over time. While the underlying services may vary from day to day, the nature of the promises are the same each day, other than the Brand Conference, which is recognized in the month the service is provided, and the property owner can independently benefit from each day's services. Franchise fees are typically based on the sales or usage of the underlying hotel, with the exception of fixed upfront fees that usually represent an insignificant portion of the transaction price. In addition, we have certain franchise agreements that contain a declining royalty rate over the term of the contract. Revenue for these contracts cannot be recognized based on the underlying sales or usage of the hotel, but are instead accounted for as variable consideration recognized ratably over the term of the agreements.

Franchised hotels revenue represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

•
Royalty fees are generally based on a percentage of a hotel's monthly gross room revenue or a fixed monthly fee based on room count. These fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.

•
Marketing, reservations and reimbursables are associated with our brands and shared services, which are paid from fees collected by us from the franchised properties. Revenue is generally recognized on a gross basis as fees are billed, which are based on the underlying hotel's sales or usage (e.g., gross room revenues and number of reservations processed) and expenses are expected to equal the revenues over time.

•
Other franchise fees are primarily charges for services provided to franchised properties for revenue management, brand conference, and quality assurance inspections. In addition, this includes application, initiation and other fees that are charged when: (i) new hotels enter our system, (ii) there is a change of ownership, or (iii) contracts with properties already in our system are extended or modified. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract.

Any consideration paid or anticipated to be paid to incentivize hotel owners to enter into franchise contracts is capitalized and reduces revenues as amortized. The commission or direct costs of acquiring the contract or modification are recorded as contract acquisition costs and are recognized in franchise costs when amortized on a straight-line basis over the length of the contract.

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

•
Other revenue from managed properties represent direct reimbursements including payroll and related costs and certain other operating costs of the managed properties' operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by us that are included in Company operated hotels operating expenses in our Consolidated Statements of Comprehensive Income (loss). These expenses are then reimbursed by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

Company operated hotels revenue primarily consist of hotel room rentals, revenue from accommodations sold in conjunction with other services (e.g., package reservations), food and beverage sales and other ancillary goods and services (e.g., parking) related to owned, leased and consolidated non-wholly owned (joint venture) hotel properties and hotel management fees and related direct reimbursement of certain operating costs for managed properties. Revenue is recognized when rooms are occupied or goods and services have been delivered or rendered, respectively. Payment terms typically align with when the goods and services are provided. The management fees from third-party hotel owners earned under the contract relate to a specific outcome of providing the services (e.g., hotel room sales). We use time as the measure of progress to recognize as revenue the fees that are allocated to the period earned per the contract.

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

Revenue Recognition for 2017 and 2016

Revenue is generally recognized as services are provided. When payments from customers are received before services have been performed, the amount received is recorded as deferred revenue until the service has been completed. We recognize revenue from the following sources:

Franchised hotels revenue

Fees received in connection with the franchise and marketing of our brand names. Franchise revenues are recognized as earned in accordance with the contractual terms of the franchise agreements. These include Royalty, Other franchise, and Marketing, reservations, and reimbursables.

Company operated hotels revenue

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

Restricted Cash

In accordance with our various borrowing arrangements, cash is often restricted and held primarily as reserves for debt service (interest only), property improvements and other requirements from the lenders.

Allowance for Doubtful Accounts

The ability to collect individual accounts receivable is reviewed on a routine basis. An allowance for doubtful accounts is recognized based on a combination of reserves calculated based on underlying characteristics of receivables (such as the age of the related receivable) as well as specifically identified amounts believed to be uncollectible. If actual collection experience changes, revisions to the allowance may be required and if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts may be impacted by, among other things, national and regional economic conditions. Acquired accounts receivable from business acquisitions are recorded at fair value, based on amounts expected to be collected, therefore no allowance for doubtful accounts related to these accounts is recorded at the acquisition date.

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past three years for continuing operations (in thousands):

	Years Ended December 31,
	2018	2017	2016
Allowance for doubtful accounts, continuing operations
Balance, beginning of year	$1,436	$944	$657
Additions to allowance	1,014	528	358
Write-offs, net of recoveries	(105)	(36)	(71)
Balance, end of year	$2,345	$1,436	$944

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

Other Current Assets

Other current assets primarily includes prepaid and other expenses such as prepaid insurance, prepaid taxes, deposits, advertising costs and prepaid costs related to our brand conferences. Other current assets also consists of inventories, which are mostly food and beverage products held for sale at the company operated restaurants and guest supplies. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

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

Leasehold improvements are capitalized and depreciated over the term of the applicable lease, including renewable periods if reasonably assured to be exercised based on economic conditions and factors, or over the useful lives, whichever is shorter.

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

Goodwill

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics. The reporting units are aligned with our reporting segments. Goodwill is not amortized, but we test goodwill for impairment each year as of October 1, or more frequently should facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of each reporting unit based on projected future cash flows, and comparing the estimated fair values of the reporting units to their carrying amounts, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, including goodwill, no impairment is recognized. However, if the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, limited to the total goodwill balance of the reporting unit.

We have not recognized any impairment on goodwill during the years ended December 31, 2018, 2017 and 2016.

Indefinite-Lived Intangible Assets

Through prior business combinations we have obtained intangible assets related to our Americas Best Value Inn, Canadas Best Value Inn, Guesthouse, Knights Inn, and Red Lion brands. At the time of each acquisition, the brands were assigned a fair value based on the relief from royalty method. As there are no limitations on the useful lives of these assets, we have determined they are indefinite-lived intangible assets that will not be amortized. Annually, on October 1, we reassess the useful lives of each asset to determine if they should continue to be classified as indefinite and we additionally test the assets for impairment. Impairment may also be tested at any point in which facts and circumstances indicate that it is more likely than not that the fair value of the asset is less than the carrying amount. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the asset is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with a quantitative assessment. The quantitative assessment involves calculating an estimated fair value of the asset using the relief from royalty method, and comparing the estimated fair value of the asset to its carrying amount. If the estimated fair value of the asset exceeds its carrying value, no impairment is recognized. However, if the carrying amount of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

As of October 1, 2018, we recognized an impairment loss on the Guesthouse brand indefinite-lived intangible asset of $3.5 million included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss) and reclassified the $2.1 million remaining fair value from an indefinite-lived intangible asset to a finite-lived intangible asset. See further discussion of the impairment and reclassification at Note 6, Goodwill and Intangible Assets. No impairment expense on indefinite-lived intangible assets was recognized during the years ended December 31, 2017 or 2016.

Valuation of Long-Lived Assets Including Finite-Lived Intangible Assets

We test long-lived asset groups, including finite-lived intangible assets, for recoverability when changes in circumstances indicate the carrying value may not be recoverable. For example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also perform a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of carrying value over the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

During the year ended December 31, 2018, we recognized an impairment loss on the Baltimore property of $7.1 million included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss). See further discussion of the impairment at Note 5, Property and Equipment. No impairment expense on long-lived assets was recognized during the years ended December 31, 2017 and 2016.

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

We consolidate the results of any such VIE in which we determine that we are the primary beneficiary. We are considered to be the primary beneficiary of an entity if we have both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive the benefits from, the VIE that could be potentially significant to the VIE.

Business Combinations

On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recorded at their fair values. The acquiree's results of operations are also included in our consolidated results as of the date of acquisition. Intangible assets that arise from contractual/legal rights, or are capable of being separated are measured and recorded at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recorded at fair value. If the valuation of any contingent assets or liabilities is not practicable, such assets and liabilities are measured and recorded when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Restructuring costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Comprehensive Income (Loss). Cash payments for contingent or deferred consideration up to the amount of liability recognized on the acquisition date are classified within cash flows from financing activities within the Consolidated Statements of Cash Flows and any excess is classified as cash flows from operating activities.

Other Assets

Other assets primarily consist of key money arrangements with certain of our franchisees and IT system implementation and license costs, for both our franchisees and our company operated hotels. We recognize key money paid in conjunction with entering into long-term franchise agreements as prepaid expenses and amortize the amount paid as a reduction of revenue over the term of the franchise agreements. IT system implementation and license costs represent costs incurred to implement, operate and maintain RevPak, our proprietary guest management system application and are amortized over the initial term of the software license arrangement or the current license period, as applicable.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At December 31, 2018 and 2017, a partial valuation allowance was recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We classify any interest expense and penalties related to underpayment of taxes and any interest income on tax overpayments as components of income tax expense.

We record uncertain tax positions in accordance with Accounting Standards Codification (ASC) 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 14, Income Taxes.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally recognized as incurred. During the years ended December 31, 2018, 2017 and 2016, we incurred approximately $2.7 million, $5.6 million and $5.3 million, respectively, in advertising expense included in Marketing, reservations, and reimbursables expense in the Consolidated Statements of Comprehensive Income (Loss).

Discontinued Operations

When an asset group meets the criteria to be classified as held-for-sale or is disposed of by sale, and the disposal represents a strategic shift that has or will have a major impact on our financial statements, we classify the results of operations as discontinued operations in our Consolidated Statements of Comprehensive Income (Loss) for all periods presented.

On October 3, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest, including ticketing agreements and engagement agreements with various entertainment venues, teams and artists located throughout the Western United States. The transaction represented a strategic shift that had a major impact on our financial statements. In accordance with this strategic shift, the results of the entertainment segment are reported as discontinued operations for all periods presented in this annual report on Form 10-K. See Note 17 Acquisitions and Dispositions, for further discussion.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLH Corporation is computed by dividing income (loss) attributable to RLH Corporation by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLH Corporation gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants, warrants and amounts contingently issuable in association with the Vantage acquisition contingent consideration, by increasing the weighted-average number of shares outstanding by their effect. See Note 13 Earnings (Loss) Per Share.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We have adopted the standard on January 1, 2019 and applied the package of practical expedients included therein. The standard was adopted using the modified retrospective transition method and we did not apply the standard to the comparative periods presented in the year of adoption.

Due to the existence of certain operating lease obligations as of January 1, 2019, we anticipate the recognition of approximately $51 million of ROU assets and corresponding lease liabilities of approximately $52 million, with reductions of other accrued liabilities and deferred income and other long-term liabilities of approximately $1 million. However, the Consolidated Statement of Comprehensive Income (Loss) recognition of lease expenses is not expected to materially change from the current methodology.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective in the first quarter of 2020. We are currently evaluating the effects of this ASU on our financial statements, and such effects have not yet been determined.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which provides modifications to the disclosure requirements over fair value measurements. The ASU is effective in the first quarter of 2020, with early adoption permitted. We are currently evaluating the effects of this ASU on our financial statements, and such effects have not yet been determined.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

New Accounting Pronouncements Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. We adopted the requirements of Topic 606 on January 1, 2018 using the modified retrospective method, as permitted by the standard, resulting in a cumulative adjustment to Accumulated deficit of $0.4 million. In implementation, we applied the transition guides to franchise agreements originated by us. No contract liability was recorded for franchise contracts that were acquired in prior business combinations or asset purchases.

The provisions of Topic 606 affected our revenue recognition as follows:

•
Application, initiation and other fees are recognized over the enforceable period of the franchise contract, rather than upon execution of the contract. These fees are recognized in Other franchise revenues.

•
Certain contract acquisition costs related to our management and franchise contracts are recognized over the term of the contracts rather than upon execution of the contract. The amortization of these costs is recognized in Selling, general, administrative and other expenses over the enforceable period of the franchise contract.

Information below represents the effect of the adoption of Topic 606 on our Consolidated Balance Sheet as of December 31, 2018 and our Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2018 (in thousands, except per share data).

	As Reported	Adjustment	Balances without adoption of topic 606
ASSETS
Other current assets	$6,218	$(288)	$5,930
Other assets, net	8,075	(887)	7,188
Total assets	249,787	(1,175)	248,612

LIABILITIES
Other accrued liabilities	$4,960	$(679)	$4,281
Deferred income and other long-term liabilities	2,245	(1,183)	1,062
Deferred income taxes	772	38	810
Total liabilities	62,871	(1,824)	61,047

STOCKHOLDERS' EQUITY
RLH Corporation stockholders' equity:
Accumulated deficit	$(16,512)	$649	$(15,863)
Total RLH Corporation stockholders' equity	165,752	649	166,401
Total stockholders' equity	186,916	649	187,565
Total liabilities and stockholders' equity	249,787	(1,175)	248,612

Year Ended December 31, 2018	As Reported	Adjustment	Balances without adoption of topic 606
Revenue:
Other franchise	$5,537	$537	$6,074
Total revenues	135,849	537	136,386

Operating expenses:
Selling, general, administrative and other expenses	32,122	422	32,544
Total operating expenses	114,096	422	114,518
Operating income (loss)	21,753	115	21,868

Income (loss) from continuing operations before taxes	15,015	115	15,130
Income tax benefit	(71)	28	(43)
Net income (loss) from continuing operations	15,086	87	15,173
Net income (loss)	15,086	87	15,173
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	1,957	87	2,044

Basic earnings (loss) per share from continuing operations	$0.08	$—	$0.08
Diluted earnings (loss) per share from continuing operations	$0.08	$—	$0.08

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments to address diversity in practice for eight specific topics: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies

(including bank-owned life insurance policies); (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. We adopted this guidance as of January 1, 2018, as required, and there was no material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. We adopted this guidance as of January 1, 2018, as required, and there was no material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We early adopted this guidance as of October 1, 2018, as allowed, for our annual goodwill impairment testing and there was no material impact on our financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and provides guidance for the partial sale of nonfinancial assets. The guidance was effective for us as of January 1, 2018 in conjunction with our adoption of Topic 606. We implemented this ASU on a modified retrospective basis and there was no material impact on our consolidated financial statements.

3.	Business Segments

We have two operating segments: franchised hotels and company operated hotels. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. We allocate direct selling, general, administrative and other expenses to our operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

The results of operations of the entertainment segment were treated as discontinued operations, due to the sale of the business completed on October 3, 2017. As a result, the revenue and operating expenses of the entertainment segment are excluded from the segment disclosures below.

Selected financial information is provided below (in thousands):

Year Ended December 31, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$53,794	$82,021	$34	$135,849
Operating expenses:
Segment and other operating expenses	36,203	70,899	19,211	126,313
Depreciation and amortization	4,110	11,007	1,886	17,003
Asset impairment	3,482	7,100	—	10,582
Gain on asset dispositions, net	—	(41,943)	(78)	(42,021)
Acquisition and integration costs	2,219	—	—	2,219
Operating income (loss)	$7,780	$34,958	$(20,985)	$21,753

Capital expenditures	$438	$2,235	$6,311	$8,984
Identifiable assets as of December 31, 2018	$101,863	$123,527	$24,397	$249,787

Year Ended December 31, 2017	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$48,559	$123,100	$267	$171,926
Operating expenses:
Segment and other operating expenses	34,897	100,342	15,680	150,919
Depreciation and amortization	2,434	15,020	1,370	18,824
Asset impairment	—	—	—	—
Gain on asset dispositions, net	—	(461)	12	(449)
Acquisition and integration costs	1,426	—	103	1,529
Operating income (loss)	$9,802	$8,199	$(16,898)	$1,103

Capital expenditures	$650	$4,718	$3,103	$8,471
Identifiable assets as of December 31, 2017	$70,035	$239,023	$18,656	$327,714

Year Ended December 31, 2016	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$24,634	$123,589	$128	$148,351
Operating expenses:
Segment and other operating expenses	21,191	102,260	9,275	132,726
Depreciation and amortization	890	14,176	1,029	16,095
Asset impairment	—	—	—	—
Gain on asset dispositions, net	—	(2,043)	(393)	(2,436)
Acquisition and integration costs	237	—	1,875	2,112
Operating income (loss)	$2,316	$9,196	$(11,658)	$(146)

Capital expenditures	$—	$31,738	$2,972	$34,710
Identifiable assets as of December 31, 2016	$66,601	$257,947	$17,351	$341,899

4.	Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities (VIEs), and RLH Corporation has been determined to be the primary beneficiary of each VIE. Therefore, we consolidate the assets, liabilities, and results of operations of (1) RL Venture LLC (RL Venture), (2) RLS Balt Venture LLC (RLS Balt Venture), (3) RLS Atla Venture LLC (RLS Atla Venture) and (4) RLS DC Venture LLC (RLS DC Venture). In October 2018, we purchased the outstanding noncontrolling interest of RLS Balt Venture, making the entity a wholly owned subsidiary that is no longer a variable interest entity. This transaction is described further below.

RL Venture

We own a 55% interest in RL Venture, with the remaining 45% owned by Shelbourne Falcon RLHC Hotel Investors LLC (Shelbourne Falcon), an entity that is led by Shelbourne Capital LLC (Shelbourne). The hotels owned by RL Venture were managed by RL Management, one of our wholly-owned subsidiaries, subject to a management agreement until December 2018, at which point management of the hotels was outsourced to a third party management company. RL Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RL Venture's activities are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RL Venture. The equity interest owned by Shelbourne Falcon is reflected as a noncontrolling interest in the condensed consolidated financial statements.

In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million. In April 2018, one of the RL Venture properties sold for $5.5 million. In May 2018, one of the RL Venture properties sold for $9.3 million. In July 2018, two additional RL Venture properties sold for $54.5 million. As of December 31, 2018, RL Venture holds two remaining properties. See further discussion of these sales in Note 17, Acquisitions and Dispositions. Proceeds from these sales were used to repay in full the RL Venture term loan as discussed further in Note 8, Debt and Line of Credit.
Cash distributions may be made periodically based on calculated distributable income. For the year ended December 31, 2018, RL Venture made cash distributions of $47.6 million, of which we received $26.2 million. For the year ended December 31, 2017, RL Venture made cash distributions of $6.8 million, of which we received $3.7 million. Under our credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent dated as of May 14, 2018, as amended, (DB Credit Agreement), these funds must be deposited into a cash collateral account and may be used to pay down the principal outstanding on the Senior Secured Term Loan. In August 2018, RLH Corporation deposited the $20.6 million received from RL Venture in a cash collateral account controlled by DB and used the funds to make a prepayment on the balance outstanding under the Senior Secured Term Loan under the DB Credit Agreement.

RLS Balt Venture

RLS Balt Venture owns the Hotel RL Baltimore Inner Harbor. Prior to October 2018, we owned a 73% interest in RLS Balt Venture, with the remaining 27% owned by Shelbourne Falcon II. In October 2018, we signed an agreement with Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne, in which we dissolved the joint venture relationship in exchange for consideration of $0.3 million and gives RLH Corporation 100% ownership of RLS Balt Venture LLC. The buyout impacted the balance sheet through an increase in the noncontrolling interest balance of $2.1 million and a decrease in additional paid in capital of $2.4 million. Subsequent to the buyout, RLS Balt Venture is now a fully consolidated subsidiary of the Company and is no longer a variable interest entity.

Previously, RLS Balt Venture was considered a variable interest entity because our voting rights were not proportional to our financial interest and substantially all of RLS Balt Venture's activities were conducted on our behalf. We were the primary beneficiary as (a) we exerted power over the entity's key activities (hotel operations and property renovations) and shared power over the remaining key activities with Shelbourne Falcon II, which did not have the unilateral ability to exercise kick-out rights, and (b) we had the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidated RLS Balt Venture. The equity interest owned by Shelbourne Falcon II was reflected as a noncontrolling interest in the condensed consolidated financial statements.

In May 2017 and 2018, RLH Corporation provided $2.8 million and $2.0 million, respectively, to RLS Balt Venture to fund operating losses. There were no cash distributions made during the years ended December 31, 2018 or 2017.

RLS Atla Venture

We own a 55% interest in RLS Alta Venture and Shelbourne Falcon Big Peach Investors LLC (Shelbourne Falcon III), an entity led by Shelbourne, owns a 45% interest. RLH Atlanta LLC (RLH Atlanta), which is wholly-owned by RLS Atla Venture, owns a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport, which is managed by RL Management. RLS Atla Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest and substantially all of RLS Atla Venture's activities are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon III, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS Atla Venture. The equity interest owned by Shelbourne Falcon III is reflected as a noncontrolling interest in the consolidated financial statements.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the years ended December 31, 2018 or 2017.

On August 9, 2018 we announced that we would be marketing for sale the Red Lion Hotel Atlanta International Airport owned by RLH Atlanta.

RLS DC Venture

We own a 55% of RLS DC Venture, and Shelbourne Falcon DC Investors LLC (Shelbourne Falcon IV), an entity led by Shelbourne, owns 45%. RLC DC LLC, which is wholly-owned by RLS DC Venture, owns a Hotel RL in Washington DC, which was managed by RL Management until December 2018, at which point management of the hotel was outsourced to a third party management company. RLS DC Venture is considered a variable interest entity because our voting rights are not proportional to our financial interest, and substantially all of RLS DC Venture's activities are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with Shelbourne Falcon IV, which does not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 55% equity interest and management fees. As a result, we consolidate RLS DC Venture. The equity interest owned by Shelbourne Falcon IV is reflected as a noncontrolling interest in the consolidated financial statements.

In May 2017, RLH Corporation provided $950,000 to RLS DC Venture to fund restricted cash required by its loan agreement with Pacific Western Bank. In May 2018, RLH Corporation provided $450,000 to RLS DC Venture to be used as a principal payment on the debt to Pacific Western Bank to bring the loan into compliance with the loan to value debt covenant requirement of the loan agreement. These fundings were not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive the preferred capital plus a preferred return of 9% on the May 2017 preferred capital and 11% on the May 2018 preferred capital, compounded annually, prior to any liquidation proceeds being returned to the members.

In May 2018, the loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. In December 2018, the loan was further amended to add an additional $6.0 million principal guarantee by RLH Corporation, remediating Q3 2018 breaches in the debt service coverage ratio and the required loan to value ratio through May 31, 2019.

Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the years ended December 31, 2018 or 2017.

5.	Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2018	2017
Buildings and equipment	$150,072	$216,618
Furniture and fixtures	19,746	29,132
Landscaping and land improvements	2,713	5,104
	172,531	250,854
Less accumulated depreciation	(82,240)	(121,524)
	90,291	129,330
Land	19,372	31,710
Construction in progress	5,859	4,262
Property and equipment, net	$115,522	$165,302

In the third quarter of 2018, we recognized a $7.1 million impairment on our Baltimore property. The default on the RL Baltimore loan (described further in Note 8, Debt and Line of Credit), coupled with challenging cash flow results for the asset gave rise to the impairment. The fair value of the asset was determined by a third-party valuation that included an analysis of selling prices for similar assets as well as a discounted cash flow analysis, which are Level 3 fair value measurements. Key inputs to the fair value measurement for these assets included forecasted revenues expected to be generated by the hotel, factoring in the market it serves, as well as forecasted operating costs and capital expenditures that would be incurred by a market participant. Other inputs included sales data for similarly situated hotels in the market, adjusted to reflect known differences in the assets.

During the year ended December 31, 2018, we sold nine hotel properties for a total gain of $40.7 million. See further discussion of these dispositions at Note 17, Acquisitions and Dispositions.

6.	Goodwill and Intangible Assets

During the fourth quarter of 2018, as part of our annual impairment testing of indefinite lived intangible assets, we identified an impairment of $3.5 million on our Guesthouse indefinite lived brand name in our franchised hotels segment as the brand has encountered lower growth than previously expected, mostly due to the addition of other offerings in our portfolio. The impairment loss is included in the Asset Impairment caption in the Consolidated Statements of Comprehensive Income (Loss).

The inputs used to measure the fair value of the Guesthouse brand name were largely unobservable, and accordingly, this measure is classified as Level 3. The fair value of the Guesthouse brand name was estimated based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates the estimated cost of capital. The unobservable inputs used in this valuation included projected revenue growth rates, royalty rates, and the discount rate. The Company used a discount rate of 11%. Additionally, we have reclassified the remaining $2.1 million balance to a finite lived brand name with a remaining useful life of 6.3 years as of December 31, 2018.

Aside from the impairment of indefinite lived intangible assets described above, changes in the goodwill and other intangible asset balances from December 31, 2017 to December 31, 2018 relate to the Knights Inn acquisition on May 14, 2018 as described in Note 17, Acquisitions and Dispositions and continuing amortization of finite lived intangible assets.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	December 31,
	2018	2017
Goodwill	$18,595	$9,404

Intangible assets
Brand name - indefinite lived	$41,278	$39,160
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	4,326	2,814
Customer contracts - finite lived, net	15,178	8,647
Total intangible assets	$60,910	$50,749

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2018 and 2017 were as follows (in thousands):

	December 31,
	2018		2017
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$4,660	$—	$4,660
Franchised hotels	18,595	56,250	9,404	46,089
Total	$18,595	$60,910	$9,404	$50,749

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	December 31,
	2018	2017
Customer contracts(1)	$20,773	$11,673
Brand name - finite lived(2)	5,395	3,295
Accumulated amortization	(6,664)	(3,507)
Net carrying amount	$19,504	$11,461

(1) Customer contracts are being amortized on a straight-line basis over useful remaining lives ranging from 6.3 years to 15.0 years, with a weighted average remaining life of 13.3 years.
(2) Brand name - finite lived are being amortized on a straight-line basis over useful remaining lives ranging from 6.3 years to 7.8 years, with a weighted average remaining life of 7.1 years.

Amortization of our finite lived intangible assets was $3.2 million, $2.1 million and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, estimated future amortization expenses related to customer contracts and finite-lived brand names is as follows (in thousands):

Years Ending December 31,	Amount
2019	$3,552
2020	3,055
2021	2,643
2022	2,306
2023	2,008
Thereafter	5,940
Total	$19,504

7.	Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

December 31, 2018
Accounts receivable	$18,575
Key money disbursed	6,409
Capitalized contract costs	1,172
Contract liabilities	1,981

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2018	$1,148	$750	$1,444
Key money disbursed	5,695	—	—
Costs incurred to acquire contracts	—	736	—
Cash received in advance	—	—	1,290
Revenue or expense recognized that was included in the January 1, 2018 balance	(207)	(244)	(526)
Revenue or expense recognized in the period for the period	(227)	(70)	(227)
Balance as of December 31, 2018	$6,409	$1,172	$1,981

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of December 31, 2018, including revenues related to application, initiation and other fees are as follows (in thousands):

Years Ending December 31,	Revenue	Contra Revenue	Expense
2019	$693	$482	$291
2020	474	475	258
2021	312	432	163
2022	243	412	132
2023	133	390	86
Thereafter	126	4,218	242
Total	$1,981	$6,409	$1,172

We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees, as they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts; and (ii) hotel management fees since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the management contract. Therefore, there are no amounts included in the table above related to these revenues.

8.	Debt and Line of Credit

The current and noncurrent portions of long-term debt as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018		2017
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$10,000	$—	$—
Senior Secured Term Loan	—	9,355	—	—
RL Venture	—	—	40,602	32,625
RL Baltimore	—	—	13,300	—
RLH Atlanta	9,225	—	9,360	—
RLH DC	15,943	—	332	16,303
Total debt	25,168	19,355	63,594	48,928
Unamortized debt issuance costs	(112)	(241)	(680)	(445)
Long-term debt net of debt issuance costs	$25,056	$19,114	$62,914	$48,483

The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity. Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all of the financial covenants of our debt agreements at December 31, 2018, unless further described below.

Senior Secured Term Loan and Line of Credit

In May 2018, RLH Corporation and certain of its direct and indirect wholly-owned subsidiaries entered into a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent (DB Credit Agreement). The DB Credit Agreement provided for a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Line of Credit). The principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition.

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

In August 2018, we deposited $20.6 million from asset sale proceeds and related joint venture distributions into a cash collateral account controlled by the lender. We subsequently used these funds to make a prepayment on the balance outstanding under the Senior Secured Term Loan, reducing the outstanding balance of the Senior Secured Term Loan to $9.4 million at December 31, 2018. In August 2018, we also drew the full $10.0 million available to us on the Line of Credit. This amount remains outstanding as of December 31, 2018 and we have no further borrowing capacity through the Line of Credit. Due to the August 2018 prepayment described above, there are no further scheduled principal payments due until maturity.

The loans and credit commitments mature in May 2023. Due to the August 2018 prepayment described above, there are no further scheduled principal payment due until maturity. Outstanding amounts under the Senior Secured Term Loan and Line of Credit will bear interest at our election of 1-month, 2- month, 3-month, or 6-month LIBOR plus 3.00% with interest payable at the end of each elected 1-month, 2-month, 3-month, or 6-month elected term. As of December 31, 2018 we have elected a 1-month LIBOR rate resulting in an interest rate of 5.3%.

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

RL Venture

In January 2015, RL Venture Holding LLC, a wholly-owned subsidiary of RL Venture entered into a loan agreement with Pacific Western Bank, which was secured by the hotels owned by RL Venture. The original principal amount of the loan was $53.8 million with an additional $26.2 million to be drawn over a two-year period to cover improvements related to the original hotels owned by the subsidiary.

In 2018, nine of the RL Venture properties were sold for $116.5 million. Using proceeds from the hotel sales and restricted cash associated with the debt, during the year ended December 31, 2018, RL Venture repaid the full $73.2 million principal outstanding under its loan agreement with Pacific Western Bank. Due to the extinguishment of this debt, we recognized a Loss on early retirement of debt of $0.7 million, from the write off of unamortized debt issuance costs. This debt is no longer outstanding as of December 31, 2018.

RL Baltimore

In April 2015, RL Baltimore obtained a mortgage loan from PFP Holding Company IV LLC, an affiliate of Prime Finance, secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015.

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

In September 2018, RLH Corporation, through our wholly owned subsidiary RLH Baltimore Loan Acquisition LLC (RLH Balt Acquisition), purchased the outstanding promissory note, in the original principal amount of $13.3 million (Baltimore Note) for a total purchase price of $13.6 million, resulting in a Loss on early retirement of debt of $0.1 million, from the write off of unamortized debt issuance costs. RL Baltimore is a wholly owned subsidiary of RLS Balt Venture LLC, a consolidated subsidiary of RLH Corporation in which, at the time of the transaction, we held a 73% interest.

On October 25, 2018, RLH Corporation signed an agreement with Shelbourne Falcon II, which dissolves the joint venture relationship and gives RLH Corporation 100% ownership of RLS Balt Venture LLC. This debt is no longer outstanding as of December 31, 2018.

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

The loan matures in September 2019. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 6.35%. Monthly principal payments of $10,000 began in September 2017 and increased to $15,000 beginning October 2018. The interest rate as of December 31, 2018 was 9.8%. We are currently evaluating options regarding the upcoming maturing including, but not limited to, disposal of the property prior to maturity or negotiation of replacement debt.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH Atlanta under the loan agreement is generally non-recourse. However, the lender may obtain a monetary judgment against RLH Atlanta if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. RLH Corporation has guaranteed these recourse obligations of RLH Atlanta and agreed to customary reporting and operating covenants. We were in compliance with all financial covenants at December 31, 2018.

RLH DC

In October 2015, RLH DC obtained a new mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel. At December 31, 2018, there were unamortized debt issuance costs of $0.1 million. The interest rate as of December 31, 2018 was 7.0%.

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

As of September 30, 2018, RLH DC did not meet the debt service coverage ratio and loan to value ratio covenants and received notice from the lender that RLH DC was in default on the loan. On December 14, 2018, RLH DC and RLH Corporation executed an amendment to the mortgage loan agreement to increase the RLH Corporation principal guarantee to $10.5 million, remediating the debt service coverage ratio default, and increased the required loan to value ratio through May 31, 2019, remediating the loan to value ratio covenant default.

The loan matures in October 2019. Interest under the advanced portions of the loan is payable monthly at LIBOR plus 4.55%. Monthly principal payments began in November 2017 in an amount that would repay the outstanding principal balance over a 25-year amortization period. We are currently evaluating options regarding the upcoming maturing including, but not limited to, disposal of the property prior to maturity or negotiation of replacement debt.

The loan agreement includes customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default. The liability of RLH DC under the loan agreement is generally non-

recourse.  However, the lender may obtain a monetary judgment against RLH DC if the lender suffers losses under certain circumstances listed in the loan agreement, including but not limited to fraud, criminal activity, waste, misappropriation of revenues, and breach of environmental representations. RLH Corporation has guaranteed these recourse obligations of RLH DC and agreed to customary reporting and operating covenants. We were in compliance with all financial covenants at December 31, 2018.

Contractual maturities for long-term debt outstanding at December 31, 2018, for the next five years, are summarized by the year as follows (in thousands):

Years Ending December 31,	Amount
2019	$25,168
2020	—
2021	—
2022	—
2023	19,355
Thereafter	—
Total	$44,523

9.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Consolidated Statements of Comprehensive Income (Loss). At December 31, 2018 and December 31, 2017, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Consolidated Balance Sheets. We were entered into cap rate transactions as described in the table below as of December 31, 2018 and December 31, 2017.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RLH Atlanta	SMBC Capital Markets, Inc.	$9.3	3%	September 2019
RLH DC	Commonwealth Bank of Australia	$16.0	3%	October 2019

10.    Operating and Capital Lease Commitments
We have both operating and capital leases in the normal course of business. The operating leases relate to four of our company operated hotel properties and our headquarters. We are obligated under capital leases for certain hotel equipment at our company operated hotel locations. The capital leases typically have a five-year term and are recorded in Other accrued liabilities and Deferred income and other long-term liabilities on the Consolidated Balance Sheets. The equipment assets are included within our Property and equipment, net balance and are depreciated over the lease term.

Total future minimum payments due under all current term operating and capital leases at December 31, 2018 are as indicated below (in thousands):

Years Ending December 31,	Operating Lease Obligation	Capital Lease Obligation	Total Lease Obligation
2019	$5,035	$137	$5,172
2020	4,730	131	4,861
2021	4,761	65	4,826
2022	4,792	34	4,826
2023	4,755	11	4,766
Thereafter	251,434	—	251,434
Total	$275,507	$378	$275,885

Two leases comprise $248.8 million of future minimum lease payments beyond 2023. One is a ground lease for our Hotel RL Washington DC property with a term through 2080 and the other is a ground lease for our Red Lion Anaheim property with a lease term through 2021, but includes renewal options through 2106 that are reasonably assured to be exercised.

Total rent expense from continuing operations, under leases for the years ended December 31, 2018, 2017 and 2016 was $5.8 million, $6.3 million, and $5.7 million, respectively, which are recorded in Company operated hotels and Selling, general, administrative and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

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

Stock Incentive Plans

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize and additional 1.5 million shares, for a total authorized of 2.9 million shares. As of December 31, 2018, there were 1,051,643 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the years ended December 31, 2018, 2017 and 2016 stock-based compensation expense is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Stock options	$82	$69	$51
Restricted stock units	2,887	2,582	2,135
Performance stock units	442	180	—
Unrestricted stock awards	498	434	419
Employee Stock Purchase Plan	46	44	35
Total stock-based compensation	$3,955	$3,309	$2,640

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. In 2016 there were 81,130 shares of stock options granted, and no stock options granted in 2018 or 2017.

Stock option fair value assumptions are as follows for stock options granted for year ended December 31, 2016:

Grant Date	Volatility	Forfeiture Rate	Risk-free Interest Rate	Dividend Yield	Expected Life (Years)
March 28, 2016	61.12%	21.07%	1.37%	—%	5

A summary of stock option activity for the year ended December 31, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2018	90,827	$8.26
Options granted	—	—
Options exercised	(5,265)	$8.74
Options forfeited	(4,432)	$8.74
Balance, December 31, 2018	81,130	$8.20
Exercisable, December 31, 2018	40,566	$8.20

Additional information regarding stock options outstanding and exercisable as of December 31, 2018, is presented below.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$8.20	81,130	7.24	2026	$8.20	$—	40,566	$8.20	$—
(1) The aggregate intrinsic value, in thousands, is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2018, based upon our closing stock price of $8.20.

Restricted Stock Units, Shares Issued as Compensation

During 2018, 2017 and 2016, we granted 514,512, 483,020 and 297,989 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2018, 2017 and 2016 there were 1,288,714, 1,246,966 and 1,036,680 unvested restricted stock units outstanding, respectively. Since we began issuing restricted stock units, approximately 21.3% of total restricted stock units granted have been forfeited.

A summary of restricted stock unit activity for the year ended December 31, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,246,966	$7.23
Granted	514,512	$10.45
Vested	(215,170)	$7.02
Forfeited	(257,594)	$7.66
Balance, December 31, 2018	1,288,714	$8.47

We issued 215,170 shares of common stock to employees in 2018 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during 2018, 2017 and 2016 was approximately $2.2 million, $1.1 million and $1.1 million, respectively.

During 2018, 2017 and 2016, we recognized approximately $2.9 million, $2.6 million and $2.1 million, respectively, in compensation expense related to these grants, and expect to recognize an additional $5.4 million in compensation expense over the remaining weighted average vesting periods of approximately 34 months.

Performance Stock Units, Shares Issued as Compensation

During 2018 and 2017 we granted 158,431 and 171,993 performance stock units (PSUs) to certain of our executives. These PSUs include both performance vesting conditions and a service vesting condition. The performance vesting conditions are based on a combination of (1) an annual earnings goal tied to Adjusted EBITDA for 2018 and 2017 issuances, and (2) a goal tied to the number of signed franchise license agreements in the year for 2017 issuances. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition with payouts of 25% to 50% at the minimum, 100% at the target, and 160% at the maximum. The service period for each grant is three years. Compensation expense, net of estimated forfeitures, is calculated based on the estimated full year attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods, adjusted for actual performance after it is attained. Based on these assumptions, PSU compensation expense recognized for the years ended December 31, 2018 and 2017 was $0.4 million and $0.2 million, respectively for each period. The remaining compensation expense related to PSUs of approximately $1.1 million will be recognized over the next 24 months.

A summary of performance stock unit activity based on target shares for the year ended December 31, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	171,993	6.45
Granted	158,431	$9.75
Vested	—	—
Forfeited	(121,223)	$7.69
Balance, December 31, 2018	209,201	$8.23

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant. During 2018, 2017 and 2016, we recognized approximately $0.5 million, $0.4 million and $0.4 million, respectively, in compensation expense related to these grants.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2018	2017	2016
Shares of unrestricted stock granted	46,068	55,600	54,864
Weighted average grant date fair value per share	$10.81	$7.81	$7.67

Employee Stock Purchase Plan

Under the employee stock purchase plan (ESPP) as approved in 2008, 300,000 shares of common stock were authorized for purchase by eligible employees. In May 2017, our shareholders authorized an additional 300,000 shares for a total of 600,000 shares authorized under the ESPP plan. As of December 31, 2018, 317,729 shares were available for grant. Eligible employees may purchase shares of our common stock at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2018, 2017 and 2016, there were 27,118, 33,925 and 29,795 shares, respectively, issued, and approximately $46,000, $44,000 and $35,000 was recognized in compensation expense related to the discount associated with the plan in each year, respectively.

	2018	2017	2016
Shares of stock sold to employees	27,118	33,925	29,795
Weighted average fair value per ESPP award	$7.18	$6.16	$5.97

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five-year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recognized in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of December 31, 2018 all warrants were still outstanding.

13.     Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017	2016
Numerator - basic and diluted:
Net income (loss) from continuing operations	$15,086	$(1,669)	$(6,094)
Net (income) loss attributable to noncontrolling interest	(13,129)	2,069	163
Net income (loss) from continuing operations attributable to RLH Corporation	1,957	400	(5,931)
Net income from discontinued operations	—	181	1,254
Net income (loss) attributable to RLH Corporation	$1,957	$581	$(4,677)

Denominator:
Weighted average shares - basic	24,392	23,669	20,427
Weighted average shares - diluted	25,477	24,253	20,427

Earnings (loss) per share - basic
Net income (loss) from continuing operations attributable to RLH Corporation	$0.08	$0.01	$(0.29)
Net income from discontinued operations	$—	$0.01	$0.06
Net income (loss) attributable to RLH Corporation	$0.08	$0.02	$(0.23)

Earnings (loss) per share - diluted
Net income (loss) from continuing operations attributable to RLH Corporation	$0.08	$0.01	$(0.29)
Net income from discontinued operations	$—	$0.01	$0.06
Net income (loss) attributable to RLH Corporation	$0.08	$0.02	$(0.23)

For the years ended December 31, 2017 and 2016, contingently issuable shares related to the Vantage acquisition are excluded from the calculation of diluted earnings per share as it would be antidilutive.

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Stock Options (1)
Dilutive awards outstanding	9,845	11,767	—
Antidilutive awards outstanding	71,285	79,060	132,868
Total awards outstanding	81,130	90,827	132,868

Restricted Stock Units (2)
Dilutive awards outstanding	800,201	524,016	—
Antidilutive awards outstanding	488,513	722,950	1,036,680
Total awards outstanding	1,288,714	1,246,966	1,036,680

Performance Stock Units (3)
Dilutive awards outstanding	108,889	—	—
Antidilutive awards outstanding	100,312	171,993	—
Total awards outstanding	209,201	171,993	—

Warrants (4)
Dilutive awards outstanding	166,121	48,594	—
Antidilutive awards outstanding	276,412	393,939	442,533
Total awards outstanding	442,533	442,533	442,533

Shares for Vantage Contingent Consideration (5)
Dilutive awards outstanding	—	—	—
Antidilutive awards outstanding	—	483,000	690,000
Total awards outstanding	—	483,000	690,000

Total dilutive awards outstanding	1,085,056	584,377	—
(1) All stock options or the year ended December 31, 2016 were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting periods, in addition to the net loss in 2016.
(2) Restricted stock units were anti-dilutive for the year ended December 31, 2016 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the year ended December 31, 2016 then 512,263 restricted stock units would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets are met. Certain performance stock unit grants were antidilutive for each year ended December 31, 2018 and 2017 as their respective targets had not been achieved as of the end of each year.
(4) For the year ended December 31, 2016 all warrants were anti-dilutive due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the year ended December 31, 2016 then 49,510 warrants, would have been dilutive.
(5) As part of the Vantage Hospitality Group, Inc. (Vantage Hospitality, Vantage) acquisition, up to an additional 690,000 shares could be issued with the one-year and two-year contingent consideration earn outs (see Note 16, Related Party Transactions). These shares are not included in basic shares outstanding until the period the contingency is resolved, which was September 30, 2017 for the 414,000 shares related to the year-one contingent consideration earn out and May 2018 for the 276,000 share year-two earnout. As of December 31, 2018 no shares are contingent as the remaining 276,000 shares were issued in the fourth quarter of 2018. For the years ended December 31, 2017 and 2016, all of the contingent consideration shares were anti-dilutive due to the net loss from continuing operations attributable to RLH Corporation in the reporting periods. If we had reported net income for the years ended December 31, 2017 and 2016, 414,000 and zero shares would have been dilutive, respectively.

14.	Income Taxes

Major components of the income tax expense from continuing and discontinued operations for the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal (benefit) expense	$424	$—	$—
State (benefit) expense	718	119	63
Foreign (benefit) expense	88	58	—
Deferred (benefit) expense	(1,301)	(3,491)	249
Income tax (benefit) expense	$(71)	$(3,314)	$312
Less: tax expense of discontinued operations	—	1,348	790
Income tax benefit from continuing operations	$(71)	$(4,662)	$(478)

The differences from continuing operations between income taxes expected at the U.S. federal statutory income tax rate of 21% for 2018 and 34% for 2017 and 2016, and the reported income tax (benefit) expense are summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
(Benefit) expense provision at federal statutory rate	$3,187	21.0%	$(2,152)	34.0%	$(2,235)	34.0%
State/foreign tax expense	82	0.5%	147	-2.3%	70	-1.1%
Effect of tax credits	(490)	-3.1%	(26)	0.4%	10	-0.2%
Non-controlling interest	(2,804)	-17.9%	703	-11.1%	163	-2.5%
Impact of change in tax law and rates	—	—%	393	-6.3%	—	—%
Other	134	0.9%	109	-1.7%	(468)	7.1%
Valuation allowance	(180)	-1.9%	(3,836)	60.6%	1,982	-30.2%
Income tax benefit from continuing operations	$(71)	-0.5%	$(4,662)	73.6%	$(478)	7.1%

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

RLHC recognized the income tax effects of the 2017 Tax Act in our consolidated financial statements for the year ended December 31, 2017.

We applied a three-step process to be applied to each reporting period to account for and qualitatively disclose income tax effects attributable to the enactment of the 2017 Tax Act: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (including subsequent adjustments to those amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with the law prior to the enactment of the 2017 Tax Act.

RLHC measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to reverse. Accordingly, RLH Corporation’s deferred tax assets and liabilities were remeasured to reflect a reasonable estimate of the impact of the tax law and the reduction in the U.S. corporate income tax rate from 34% to 21%. The provisional tax benefit may be impacted by changes in estimates used (i.e. joint venture and other activities) upon the filing of the 2018 corporate return.

Significant components of the net deferred tax assets and liabilities from continuing operations at December 31, 2018 and 2017, are as follows (in thousands):

	December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$1,564	$—	$—	$726
Brand name	—	4,211	—	4,647
RL Venture	—	75	—	1,672
RL Baltimore	—	—	—	66
RLH DC	118	—	151	—
RL Atlanta	—	202	—	168
Gain on sale leaseback	14	—	456	—
Tax credit carryforwards	2,696	—	4,548	—
Federal and state net operating losses	682	—	2,869	—
Other	7,198	—	4,902	—
Valuation allowance	(8,556)	—	(7,866)	—
Total	$3,716	$4,488	$5,060	$7,279

At December 31, 2018 we had used the federal operating loss in its entirety. At December 31, 2017, we had federal gross operating loss carryforwards from continuing operations of approximately $9.1 million. At December 31, 2018 and 2017, we had state gross operating loss carryforwards from continuing operations of approximately $10.6 million and $15.4 million, respectively; and federal and state tax credit carryforwards from continuing operations of approximately $2.7 million and $4.5 million, respectively. The state net operating loss carryforwards will expire beginning in 2019; the tax credit carryforwards will begin to expire in 2024.

On January 1, 2018 the Company adopted Topic 606 using the modified retrospective method, resulting in a cumulative adjustment to accumulated deficit of $0.4 million. A deferred tax asset of $0.1 million was recorded on the cumulative adjustment.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Due to changes in the tax laws associated with the enactment of the 2017 Tax Act, RLH Corporation has determined that a full valuation allowance is no longer required. Therefore as of December 31, 2018, the total valuation allowance of $8.6 million was recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as forecasted taxable income and our projections for growth. Should we determine we will be able to realize additional deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

A summary of our valuation allowance activity as it relates to continuing operations for the years ended December 31 is as follows (in thousands):

Valuation Allowance(1)
Balances, January 1, 2016	$7,876
Increase during period	3,826
Balances, December 31, 2016	11,702
Decrease during period	(3,836)
Balances, December 31, 2017	7,866
Increase during period	690
Balances, December 31, 2018	$8,556
(1)  The change in the valuation allowance shown in this table does not correspond to the annual valuation allowance amounts shown in the rate reconciliation table for 2016 due to items required to be recognized through equity.

We classify any interest expense and penalties related to tax positions and any interest income on tax overpayments as components of income tax expense.

We recognize the financial statement effect of a tax position when it is more likely than not to be sustained on the basis of its technical merits. We have no material uncertain tax positions at December 31, 2018 and 2017, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2014. Additionally, the year 2012 is subject to examination, to the extent that net operating loss and income tax credit carryforwards from that year were utilized in 2014 and later years.

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

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$2,103	$2,103	$1,098	$1,098
Financial liabilities:
Total debt	$44,523	$43,880	$110,598	$112,117
Total capital lease obligations	378	378	1,147	1,147

16. Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture and RLS DC Venture - have agreed to pay to Shelbourne an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the minority interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the year ended December 31, 2018, 2017 and 2016 totaled $211,000, $435,000, and $423,000, respectively. Columbia Pacific Opportunity Fund, LP (CP), previously one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. For the years ended December 31, 2018, 2017, and 2016 Shelbourne Capital earned $161,000, $366,000, and $366,000 respectively, from RL Venture.

In 2015, RL Venture agreed to pay CPA Development, LLC, an affiliate of CP, a construction management fee of $200,000 related to the renovation projects. RL Venture paid the remaining balance of $78,000 during the year ended December 31, 2016, fully satisfying the commitment.

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

In 2015, we entered into a management agreement with the owner (the LLC entity) of Red Lion Hotel Woodlake Conference Center Sacramento. A member of our board of directors is a 0.50% owner of the entity that serves as the manager member of the

LLC entity. During the year ended December 31, 2016, we recognized management fee and brand marketing fee revenue from the LLC entity of $107,000. On December 12, 2016 the LLC permanently closed the Red Lion Hotel Woodlake.

Effective March 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continue to manage the property on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, previously one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, previously one of our directors, serves as the Head of Investments. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the years ended December 31, 2018, 2017, and 2016 we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $75,000, $110,000 and $87,000, respectively. On June 12, 2018, HNA RLH Investments LLC sold their common shares in RLH to a third party and Enrico Marini Fichera resigned from the Board effective June 18, 2018, no longer making them a related party.

The total amounts receivable from related parties, primarily related to hotel management agreements, were $1.5 million at December 31, 2017, and are classified within Accounts receivable from related parties on our Consolidated Balance Sheets. We do not consider HNA Hudson Valley Resort & Training Center LLC to be a related party as of December 31, 2018.

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

We were informed that each of Messrs. Bloss and Moyle holds 50% of the outstanding common shares of TESI. Pursuant to the Purchase Agreement’s post-closing contingent consideration provisions, upon the achievement of certain performance measures as of the first anniversary of the closing date, additional consideration was to be paid to TESI in an aggregate amount of (i) $4.0 million in cash and (ii) 414,000 shares of the Company’s common stock (the First Earn-out Payment). TESI is also entitled to earn additional consideration if certain performance measures have been met as of the second anniversary of the closing date in an aggregate amount of up to (i) $3.0 million in cash and (ii) 276,000 shares of the Company’s common stock (the Second Earn-out Payment).

In January 2018, we settled the first portion (Year 1) of contingent consideration in the amount of $7.6 million, including (i) $4.0 million in cash and (ii) 414,000 shares of the Company's common stock. In October 2018, we settled the second and final portion (Year 2) of the Vantage contingent consideration in an aggregate amount of $3.0 million in cash and 276,000 shares of the Company’s common stock.

In connection with the acquisition of the Assets from Vantage Hospitality and TESI, we entered into a transition services agreement with Vantage Hospitality, under which we provided accounting and transition services on behalf of Vantage Hospitality and TESI from October 1, 2016 through June 30, 2017. Vantage Hospitality was billed $80,000 for these services in 2017.

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During the years ended December 31, 2018 and 2017, the Company billed the property approximately $328,000 and $211,000 for franchise fees and related services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. (Cal-Vegas), of which TESI (owned by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas, Ltd. is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties for the years ended December 31, 2018 and 2017 were as follows: Lexington Inn & Suites, Daytona Beach, $41,000 and $77,000, respectively, and ABVI Las Vegas, $1,000 and $2,000, respectively.

Effective May 31, 2018, Messrs. Bloss and Moyle entered into consulting agreements through December 31, 2020, ending their employment with the Company. They are no longer considered related parties to the Company subsequent to the end of their employment.

During 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. During the year ended December 31, 2018, we paid $22,000 in management fees to HEI Hotels and Resorts for management of these properties.

On January 14, 2019, the Company announced the appointment of Julie Shiflett as Chief Financial Officer of RLH. Prior to this appointment, the Company paid consulting fee to NorthWest CFO, a consulting firm of which Ms. Shiflett is a Principal. During the years ended December 31, 2018, 2017 and 2016 we paid consulting fees of $394,000, $206,000, and $235,000 to NorthWest CFO.

17. Acquisitions and Dispositions

Acquisitions

Knights Inn Acquisition

On May 14, 2018, RLH Franchising completed the purchase of all of the issued and outstanding shares of capital stock of KFS, and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018, for an aggregate purchase price of $27.2 million. The purchase price was financed through borrowing under the DB Credit Agreement. See Note 8, Debt and Line of Credit for discussion of the DB Credit Agreement.

The acquisition of KFS was treated as a business combination under U.S. GAAP. During the second quarter, we estimated the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. The allocation of the purchase price is preliminary pending the completion of various analyses and the finalization of estimates primarily pertaining to the fair value assessment of accounts receivable. During the measurement period (which is not to exceed one year from the acquisition date), additional assets or liabilities may be recognized if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The preliminary allocation may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates, and these adjustments may be significant. The following reflects our preliminary purchase price allocation as of December 31, 2018 (in thousands):

Fair Value
Current assets	$1,288
Intangible assets	16,800
Goodwill	9,191
Total assets acquired	27,279

Current liabilities	30
Total liabilities acquired	30

Total net assets acquired	$27,249

Current assets are comprised of $4.6 million in contractual value of acquired receivables, less a fair value adjustment of $3.3 million based on expected collectability.

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

The following table presents the revenues and earnings from Knights Inn's operations that are included in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Revenue	$4,265
Net income (loss) from continuing operations before income taxes	2,874

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017 (in thousands, except per share data) (unaudited):

	Years Ended December 31,
	2018	2017
Revenue	$138,478	$179,506
Net income	17,017	4,792
Net income and comprehensive income attributable to RLH Corporation	3,887	6,831
Earnings per share attributable to RLH Corporation - basic	$0.18	$0.29
Earnings per share attributable to RLH Corporation - diluted	$0.17	$0.28

We recognized acquisition related expenses of $2.2 million during the year ended December 31, 2018, and they are included within Acquisition and integration costs on our Consolidated Statements of Comprehensive Income (Loss).

Vantage Acquisition

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

The acquisition was funded at closing with $22.6 million of cash on hand, of which $10.3 million was paid to Vantage and $12.3 million was paid to TESI and 690,000 shares of RLH Corporation stock paid to TESI, which was valued at $5.8 million, based on the closing price of RLH Corporation stock of $8.34 on the close date. The total purchase price was $40.2 million, which included the estimated fair value of $0.9 million for the assumption of an obligation related to a previous business acquisition of Vantage and the fair value of $10.9 million of primarily contingent consideration, the total of which will be paid to TESI at the first and second anniversaries of the close date, based on the attainment of certain performance criteria. A minimum of $2.0 million of the additional consideration was not contingent and was required to be paid in equal amounts at the first and second anniversaries of the close date. Payment of the contingent consideration was dependent on the retention of Vantage properties under franchise or membership license agreements, as determined by the room count at the first and second year anniversary dates when compared with the room count at the close date.

The contingent consideration was measured at each anniversary date independent of the other measurement period and is recorded as a liability due to the expected payment of cash and a variable number of shares. Changes in the obligation were recognized within Acquisition and integration costs in the Consolidated Statements of Comprehensive Income (Loss). At each reporting period, we are required to assess the fair value of the liability and record any changes in fair value in our Consolidated Statements of Comprehensive Income (Loss). Based on our periodically updated assessments, we recognized expense of $0.2 million, $1.4 million, and $0.3 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

In January 2018, we settled the first portion (Year 1) of contingent consideration in the amount of $7.6 million, including $4.0 million in cash and 414,000 shares of the Company's common stock. In October 2018, we settled the second and final portion (Year 2) of the Vantage contingent consideration in an aggregate amount of $3.0 million in cash and 276,000 shares of the Company’s common stock.

Following the closing of the acquisition Roger J. Bloss and Bernard T. Moyle were appointed to executive management positions at RLH Corporation, and Messrs. Bloss and Moyle also have ownership interests in TESI. Therefore, the contingent consideration obligations are classified as related party liabilities within our Consolidated Balance Sheets. Both Messrs. Bloss and Moyle resigned as officers effective May 31, 2018, but have executed consulting agreements with RLH Corporation through December 31, 2020.

Dispositions

Company Operated Hotel Dispositions

During the year ended December 31, 2018, we began execution of a hotel asset sales initiative consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company, and disposed of nine hotels from our company operated hotels segment, comprising net assets of $70.7 million, for net cash proceeds of $116.5 million. These dispositions resulted in a combined gain of $40.7 million. These dispositions did not meet the criteria for discontinued operations.

The following summarizes the results of operations for the nine properties sold during 2018 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Pre-tax income (loss)	$38,673	$889	$2,147
Net (income) loss attributable to noncontrolling interest	(17,403)	(400)	(966)
Net income (loss) attributable to RLHC	$21,270	$489	$1,181

At December 31, 2018, we have no properties meeting the criteria to be classified as held for sale on our Consolidated Balance Sheets.

At December 31, 2017, we had six hotel properties from our company operated hotels segment that met the criteria to be classified as held for sale on our Consolidated Balance Sheets. The following table presents the assets of the Hotel business segment included in the Consolidated Balance Sheets as Assets held for sale at December 31, 2017 (in thousands):

December 31, 2017
Other current assets	$156
Property and equipment, net	34,143
Other assets, net	60
Assets held for sale	$34,359

During the year ended December 31, 2016, we disposed of one hotel from our company operated hotels segment for net cash proceeds of $5.7 million. This disposition resulted in a gain of $1.5 million.

WestCoast Entertainment and TicketsWest Disposition

During the year ended December 31, 2017, we completed the sale of certain specified liabilities and substantially all of the assets of our entertainment segment, previously composed of WestCoast Entertainment and TicketsWest. As such, the results of the entertainment business are reported as discontinued operations. We recognized a loss on sale of $0.2 million net of tax of $1.1 million in the fourth quarter of 2017, based on cash proceeds of $6.0 million, less transaction costs of $0.7 million, and $4.4 million of net assets.

The WestCoast Entertainment and TicketsWest disposal represented a strategic shift that had a major impact on our financial statements. This was considered to be a strategic shift as we chose to exit the business segment entirely and focus on our growing franchise segment. In accordance with this strategic shift, the results of the entertainment business are reported as discontinued operations, and the assets and liabilities are classified as held for sale for all periods presented in this annual report on Form 10-K.

The following summarizes the results of the entertainment segment included in the Consolidated Statements of Comprehensive Income (Loss) as discontinued operations (in thousands).

	Years Ended December 31,
	2017	2016
Entertainment revenue	$9,125	$15,719
Operating expenses:
Entertainment	8,412	13,635
Depreciation and amortization	64	186
Gain on asset dispositions, net	3	(1)
Total operating expenses	8,479	13,820
Operating income	646	1,899
Interest expense	—	(12)
Other income (loss), net	—	157
Income tax expense	221	790
Income from discontinued operations	$425	$1,254

The following table represents the cash flow items associated with discontinued operations of the entertainment segment for the years ended December 31, 2017 and 2016 (in thousands).

	Years Ended December 31,
	2017	2016
Depreciation and amortization	$64	$186
Capital expenditures	$101	$104

18.	Parent Company Financial Statements

RED LION HOTELS CORPORATION
CONDENSED BALANCE SHEETS
(Parent Company Only)
December 31, 2018 and 2017

	2018	2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,470	$25,942
Restricted cash	103	103
Accounts receivable, net	25,049	25,233
Accounts receivable from related parties	—	1,520
Notes receivable, net	2,102	1,098
Other current assets	5,538	4,054
Assets held for sale	—	—
Total current assets	45,262	57,950
Investment in subsidiaries	27,220	40,129
Property and equipment, net	41,433	27,991
Goodwill	18,595	9,404
Intangible assets, net	60,910	50,749
Other assets, net	7,370	1,801
Total assets	$200,790	$188,024
LIABILITIES
Current liabilities:
Accounts payable	$4,487	$7,597
Accrued payroll and related benefits	5,033	6,005
Other accrued liabilities	3,868	1,909
Long-term debt, due within one year	—	—
Contingent consideration for acquisition due to related party, due within one year	—	9,289
Total current liabilities	13,388	24,800
Long-term debt, due after one year, net of debt issuance costs	9,114	—
Line of credit, due after one year	10,000	—
Deferred income and other long-term liabilities	1,764	782
Deferred income taxes	772	2,219
Total liabilities	35,038	27,801
Commitments and contingencies
STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity
Preferred stock	—	—
Common stock	246	237
Additional paid-in capital, common stock	182,018	178,028
Accumulated deficit	(16,512)	(18,042)
Total stockholders’ equity	165,752	160,223
Total liabilities and stockholders’ equity	$200,790	$188,024

The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Parent Company Only)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Revenue:
Royalty	$22,309	$17,558	$7,472
Marketing, reservations and reimbursables	25,948	26,179	14,087
Other Franchise	6,790	4,822	3,075
Company operated hotels	56,413	71,333	74,297
Other	34	267	128
Total revenues	111,494	120,159	99,059
Operating expenses:
Marketing, reservations and reimbursables	26,877	25,383	16,516
Company operated hotels	46,694	59,076	63,002
Selling, general, administrative and other expenses	32,098	29,806	18,543
Depreciation and amortization	10,073	6,679	4,790
Asset impairment	3,482	—	—
Gain on asset dispositions, net	(478)	(455)	(856)
Acquisition and integration costs	2,219	1,529	2,112
Total operating expenses	120,965	122,018	104,107
Operating income (loss)	(9,471)	(1,859)	(5,048)
Other income (expense):
Interest expense	(940)	(5)	(100)
Loss on early retirement of debt	(794)	—	—
Equity in income of subsidiaries	12,461	(3,150)	(1,367)
Other income (loss), net	630	752	106
Total other income (expense)	11,357	(2,403)	(1,361)
Income (loss) from continuing operations before taxes	1,886	(4,262)	(6,409)
Income tax expense (benefit)	(71)	(4,662)	(478)
Net income (loss) from continuing operations	1,957	400	(5,931)
Discontinued operations:
Income from discontinued business unit, net of income tax expense	—	425	1,254
Loss on sale of business unit, net of income tax expense	—	(244)	—
Net income from discontinued operations	—	181	1,254
Net income (loss) and comprehensive income (loss)	$1,957	$581	$(4,677)

The accompanying notes are an integral part of these condensed financial statements.

RED LION HOTELS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016
	(In thousands)
Operating activities:
Net income (loss)	$1,957	$581	$(4,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,005	6,735	4,968
Amortization of debt issuance costs, key money and contract costs, and contract liabilities	1,142	—	—
Gain on asset dispositions, net	(376)	(211)	(857)
Asset impairment	3,482	—	—
Deferred income taxes	(1,302)	(3,497)	288
Equity in investments	(13,098)	2,760	1,356
Stock based compensation expense	3,955	3,309	2,640
Provision for doubtful accounts	856	496	429
Fair value adjustments to contingent consideration	581	1,670	339
Change in current assets and liabilities, net of business acquired:
Accounts receivable	1,771	(12,167)	(9,500)
Notes receivable	(18)	(88)	(110)
Other current assets	(6,471)	(1,101)	(2,200)
Accounts payable and other accrued liabilities	(4,076)	2,715	3,902
Net cash provided by (used in) operating activities	(1,592)	1,202	(3,422)
Investing activities:
Capital expenditures	(7,033)	(4,870)	(3,512)
Acquisition of Knights Inn	(27,249)	—	—
Acquisition of Vantage Hospitality	—	—	(22,603)
Purchases of interests in investments in joint venture entities	—	(950)	—
Consolidation of Baltimore joint venture	2,763	—	—
Distributions from investments in joint ventures	26,226	3,736	4,393
Contribution to / purchase of preferred equity of Baltimore joint venture	(15,906)	—	—
Net proceeds (payments) from disposition of property and equipment	—	(6,672)	400
Buyout of joint venture interest	(304)	—	—
Collection of notes receivable related to property sales	62	694	2,309
Advances on notes receivable	(1,048)	(409)	(943)
Proceeds from sales of short-term investments	—	—	18,085
Other, net	—	—	77
Net cash used in investing activities	(22,489)	(8,471)	(1,794)
Financing activities:
Borrowings on long-term debt and line of credit	40,000	—	—
Repayment of long-term debt	(20,645)	—	—
Debt issuance costs	(1,335)	—	—
Proceeds from sale of interests in joint ventures	—	—	3,218
Contingent consideration paid for Vantage Hospitality acquisition	(7,000)	—	—
Stock-based compensation awards canceled to settle employee tax withholding	(647)	(346)	(353)
Proceeds from common stock offering, net	—	(15)	18,460
Stock option and stock purchase plan issuances, net and other	236	413	155
Net cash provided by financing activities	10,609	52	21,480
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,472)	(7,217)	16,264
Cash, cash equivalents and restricted cash at beginning of year	26,045	33,262	16,998
Cash, cash equivalents and restricted cash at end of year	$12,573	$26,045	$33,262

Noncash operating, investing and financing activities:
Conversion of accounts receivable to preferred equity	$450	$—	$—

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

Total future minimum payments due under all current term operating and capital leases at December 31, 2018, are as indicated below (in thousands):

Years Ending December 31,	Operating Lease Obligation	Capital Lease Obligation	Total Lease Obligation
2019	$4,069	$32	$4,101
2020	3,765	36	3,801
2021	3,795	36	3,831
2022	3,826	34	3,860
2023	3,789	11	3,800
Thereafter	196,395	—	196,395
Total	$215,639	$149	$215,788

19. Subsequent Events

In March 2019, $2.8 million of previous cash contributions by RLH Corporation to RLS Alta Venture, were classified as preferred capital and will be repaid only when the Atlanta hotel property is sold or when RLS Alta is liquidated. Upon such an event RLH Corporation will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to members.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2018, based on these criteria.

Remediation of Material Weakness

As of December 31, 2017, management determined our internal control over financial reporting was not effective due to multiple material weaknesses in the design and operating effectiveness of our controls relating to control environment, risk assessment, monitoring, and financial close and reporting. These deficiencies were pervasive in nature and created a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

During 2018, management executed a remediation plan that included significant changes to the Company’s accounting and internal audit staffing. Remediation efforts included a formal risk assessment performed by internal audit and senior management and included an internal review of all internal control processes, which resulted in the identification of new internal controls to address design gaps, the re-design of certain existing controls, and the elimination of redundant or unnecessary controls. During 2018, we completed our remediation plan and successfully completed testing of the new control environment. As a result of our internal control testing, we have concluded that the material weaknesses have been remediated as of December 31, 2018.

Our internal controls over financial reporting as of December 31, 2018 have been audited by BDO USA, LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

In addition to the remediation actions discussed above, during 2018, the Company centralized personnel and controls from a number of remote locations throughout the United States to primarily our corporate office in Denver, Colorado. While the centralization was not in response to any of the previously identified material weaknesses, it resulted in a more effective control environment. The centralization facilitated enhanced documentation of certain internal control processes and procedures, modifications to control design and more effective operation of controls. These modifications were included in our testing of internal control over financial reporting and were found to be designed and operating effectively as of December 31, 2018.

During 2018, the Company also implemented internal controls to ensure it has adequately assessed the impact of the new accounting standard related to leasing (Topic 842) to prepare for adoption on January 1, 2019. The adoption and new controls have been designed to address risks associated with accounting for operating and financing leases under the new standard.

Except for the remediation of material weaknesses described above, there have been no changes in our internal control over financial reporting which occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Red Lion Hotels Corporation
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Red Lion Hotels Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP
Spokane, Washington
March 8, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position
Gregory T. Mount	58	President and Chief Executive Officer
Gary Sims	60	Executive Vice President, Chief Operating Officer
Julie Shiflett	51	Executive Vice President, Chief Financial Officer, Treasurer
William J. Linehan	53	Executive Vice President, Chief Marketing Officer
Harry G. Sladich	57	Executive Vice President, Franchise Operations and Global Sales
Thomas L. McKeirnan	50	Executive Vice President, General Counsel and Secretary
Paul Sacco	49	Executive Vice President, President of Global Development

Gregory T. Mount. Mr. Mount joined our company as President and Chief Executive Officer in January 2014. Mr. Mount brings more than 25 years of experience to RLH Corporation. Prior to joining the company from November 2009 to January 2014, Mr. Mount served as President of Richfield Hospitality, Inc. a hotel management company based in Denver, Colorado. Prior to Richfield Hospitality, Inc., Mr. Mount held various senior leadership positions with Sceptre Hospitality and Richfield Hospitality China, where he executed a number of strategic deals including the acquisition and merger of Whiteboards Labs into Sceptre Hospitality. Previously, he held senior roles at Sage Hospitality, as well as Starwood Hotels & Resorts Worldwide, where he led the full-service division responsible for developing franchises and management contracts for the Westin, Sheraton, Four Points by Sheraton, Le Meridien, and Luxury Collection brands in the United States, Canada and the Caribbean. Before joining Starwood, Mount held senior operating positions at Interstate Hotels Corporation and Marriott International Hotels, working his way up through a number of hotel and regional management positions before moving into Development.

Gary Sims. Mr. Sims joined RLH Corporation in 2018 as Executive Vice President and Chief Operating Officer overseeing all franchise operations, sales, hotel management and human resources. Mr. Sims has over 30 years of experience with notable brands around the globe including over ten years of franchise and management sales experience at Starwood Hotels and Resorts. Prior to joining RLH Corporation, Mr. Sims was managing director at Omni La Costa Resort & Spa in southern California, a 650-room luxury golf resort from 2013 - 2018. He led all operations and strategy for the resort, driving incremental revenue and exceptional service.

Julie Shiflett. Ms. Shiflett returns to RLH Corporation after having served as the company’s Vice President of Finance from October 2010 to September 2011, and as Chief Financial Officer from September 2011 to October 2014. Since December 2014, Ms. Shiflett served as Principal of NorthWest CFO, an outsourced financial expert consultancy she founded in 2008, where she provided financial consulting services and support to RLH Corporation for various strategic initiatives. Ms. Shiflett currently serves on the Board of Directors of Northwest Farm Credit Services. Ms. Shiflett holds an MBA from University of Phoenix and a BA from Eastern Washington University.

William J. Linehan. Mr. Linehan joined our company as Executive Vice President and Chief Marketing Officer in February 2014. From 2009 until he joined RLH Corporation, Mr. Linehan served as Chief Marketing Officer of Richfield Hospitality, Inc., a hotel management company based in Denver, Colorado. From 2006 to 2008, he served as Vice President, Global Marketing of InterContinental Hotels Group. From 2002 to 2006, Mr. Linehan was the Global Vice President of Marketing, Brand Alignment and Partnership at Starwood Hotels & Resorts Worldwide, Inc. From 1997 until joining Starwood in 2002, he held various hotel management positions.

Harry G. Sladich.   Mr. Sladich serves as Executive Vice President of Franchise Operations for RLH Corporation and is the driving force behind companywide franchise operational and owner initiatives for more than 1,300 hotels nationwide and in three countries. Prior to this position Mr. Sladich served as our Executive Vice President Hotel Operations and Sales beginning in February 2014. From 2010 to 2014, he served as our Executive Vice President of Sales, Marketing and Distribution. Mr. Sladich recently served on two prominent national industry boards, including the U.S. Travel Association and Destination & Travel Foundation Board of Trustees. Additionally, former Washington State Governor Christine Gregoire appointed Mr. Sladich to the Motion Picture Competitiveness board and to the Washington State Convention Center Board of Directors. He has also served on the board for the Western Association of Convention & Visitors Bureaus (WACVB). A 36-year veteran of the hospitality industry, Mr. Sladich has also served as President and Chief Executive Officer of the Spokane Regional Convention and Visitors Bureau (CVB) where he played a key role in building and selling the City of Spokane and Washington State to prospective meeting planners, associations and individual travelers. Mr. Sladich has spent years 26 years in hotel operations & sales prior to the CVB having served in the capacity of Vice President, Regional Operations Manager, VP of Sales, General Manager, and other front-line positions with extensive experience in rooms division, sales and food and beverage, for hotel developers and operators of multiple franchises including Sterling Hospitality, Sheraton, IHG, Hilton and Choice hotels.

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

Paul Sacco. Mr. Sacco has been with RLH Corporation since October 2017 and serves as Executive Vice President, President of Global Development. Mr. Sacco leads and directly oversees all franchise growth efforts for RLH Corporation brands worldwide, with a focus on organic growth. Mr. Sacco was most recently President & Chief Development Officer at TPG Hotels & Resorts from 2013 through 2017, where he had been driving the company strategy and hotel portfolio growth via acquisitions, management contracts, mergers and new construction projects. Mr. Sacco also has senior development experience at Pyramid Hotel Group and led North America growth and development efforts for all 10 Starwood Hotels & Resorts Worldwide brands, both managed and franchised.

The remainder of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2019 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2019 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2019 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2019 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2019 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

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

10.10	2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2008)

10.11	First Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 11, 2010)

10.12	Second Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix E to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2017)

10.13	Executive Officer’s Incentive Pay Plan Effective January 1, 2014 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 5, 2014)

10.14	2017 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on April 3, 2017)

10.15	2018 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on June 21, 2018)

10.16
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

10.18
Employment offer letter of William J. Linehan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.19 *	Amended Offer Letter of William J. Linehan effective December 5, 2018

10.20
Executive Employment Agreement between the Registrant and Thomas L. McKeirnan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.13 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.21
Employment offer letter of Harry G. Sladich, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.14 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.22
Employment offer letter of David Wright, as amended and restated effective April 11, 2016 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 3, 2016)

10.23
Employment offer letter of Roger J. Bloss effective as of October 1, 2016 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 9, 2016)

10.24	Independent Contractor Agreement with Roger Bloss dated May 21, 2018 (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.25
Employment offer letter of Bernard T. Moyle effective as of October 1, 2016 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 9, 2016)

10.26
Independent Contractor Agreement with Bernie Moyle dated May 21, 2018 (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

Exhibit Number	Description

10.27	Employment offer letter of Douglas L. Ludwig dated March 1, 2017 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on May 10, 2017)

10.28	Employment offer letter of Nate Troup dated April 5, 2018 (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 9, 2018)

10.29	Employment offer letter of Gary L. Sims dated May 25, 2018 (incorporated by reference to Exhibit 10.7 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 9, 2018)

10.30	Employment promotion letter of Paul Sacco dated June 14, 2018 (incorporated by reference to Exhibit 10.8 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 9, 2018)

10.31 *	Employment offer letter of Julie Shiflett dated January 14, 2019

Other Material Contracts

10.32
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

10.33 **	Loan Agreement dated January 15, 2015 between RL Venture Holding LLC and twelve of its wholly owned subsidiaries, as borrowers, and Pacific Western Bank, as lender

10.34
Amended and Restated Limited Liability Company Agreement of RL Venture LLC dated January 16, 2015 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.35
Membership Interest Purchase Agreement dated January 16, 2015 between the registrant and Shelbourne Falcon RLHC Investors LLC (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.36
Registration Rights Agreement dated June 15, 2015 between the registrant and HNA RLH Investments LLC (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.37
Investor Agreement dated June 15, 2015 among the registrant, HNA RLH Investments LLC and HNA Investment Management LLC (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.38
Asset Purchase Agreement dated April 23, 2015 among the registrant, GuestHouse International, L.L.C. and Brendan Watters (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.39
Asset Purchase Agreement, dated as of September 13, 2016, by and among Red Lion Hotels Franchising, Inc. and Red Lion Hotels Canada Franchising, Inc. Thirty-Eight Street, Inc., Vantage Hospitality Group, Inc., Vantage Franchising, Inc., Vantage Franchising (Canada) Inc., Vantage Hospitality (Canada) Inc., LHINDI, Inc., Van Asia (Korea) Ltd., and Van Asia, Ltd. (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

10.40
First Amendment to Asset Purchase Agreement dated May 21, 2018 by and among Red Lion Hotels Franchising, Inc. and Red Lion Hotels Canada Franchising, Inc. Thirty-Eight Street, Inc., Vantage Hospitality Group, Inc., Vantage Franchising, Inc., Vantage Franchising (Canada) Inc., Vantage Hospitality (Canada) Inc., LHINDI, Inc., Van Asia (Korea) Ltd., and Van Asia, Ltd. (incorporated by reference to Exhibit 10.4 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.41	Letter Agreement regarding Earn-Out dated May 21, 2018 (incorporated by reference to Exhibit 10.3 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.42
Form of Voting Agreement between Red Lion Hotels Corporation and Thirty-Eight Street, Inc. and certain stockholders of Thirty-Eight Street, Inc. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

Exhibit Number	Description

10.43
Asset Purchase Agreement between Red Lion Hotels Corporation, TicketsWest.com, Inc. and Paciolan, LLC dated August 11, 2017 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001‑13957) filed on November 6, 2017)

10.44
Amended and Restated Purchase Agreement dated May 1, 2018 by and among Red Lion Hotels Franchising, Inc. and Knights Franchise Systems, Inc., Wyndham Hotel Group, LLC, Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited (incorporated by reference to Exhibit 2.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 7, 2018)

10.45
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

10.46
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

10.47
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

* Exhibits filed with this report
** Exhibit refiled with this report to reflect the expiration of confidential treatment for certain terms in this exhibit

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

Signature		Title	Date

By:	/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2019
Gregory T. Mount

By:	/s/ JULIE SHIFLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2019
Julie Shiflett

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

Signature	Title	Date

/s/ GREGORY T. MOUNT	President and Chief Executive Officer (Principal Executive Officer), Director	March 8, 2019
Gregory T. Mount

/s/ JULIE SHIFLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2019
Julie Shiflett

/s/ NATHAN M. TROUP	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 8, 2019
Nathan M. Troup

/s/ ROBERT G. WOLFE	Chairman of the Board of Directors	March 8, 2019
Robert G. Wolfe

/s/ TED DARNALL	Director	March 8, 2019
Ted Darnall

/s/ JAMES P. EVANS	Director	March 8, 2019
James P. Evans

/s/ AMY HUMPHREYS	Director	March 8, 2019
Amy Humphreys

/s/ JOSEPH B. MEGIBOW	Director	March 8, 2019
Joseph B. Megibow

/s/ BONNY W. SIMI	Director	March 8, 2019
Bonny W. Simi

/s/ MICHAEL VERNON	Director	March 8, 2019
Michael Vernon

/s/ ALEXANDER WASHBURN	Director	March 8, 2019
Alexander Washburn