Form 10-Q
period 2019-03-31
Red Lion Hotels CORP
filed 2019-05-09
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957

RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1032187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Market St. #350 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (509) 459-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RLH	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2019, there were 24,721,938 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($5,916 and $4,564 attributable to VIEs)	$18,008	$17,034
Restricted cash ($2,678 and $2,652 attributable to VIEs)	6,862	2,755
Accounts receivable ($1,926 and $1,064 attributable to VIEs), net of an allowance for doubtful accounts of $2,559 and $2,345, respectively	19,339	18,575
Notes receivable, net	2,180	2,103
Other current assets ($674 and $680 attributable to VIEs)	6,658	6,218
Total current assets	53,047	46,685
Property and equipment, net ($73,049 and $74,250 attributable to VIEs)	114,270	115,522
Operating lease right-of-use assets ($12,912 and $0 attributable to VIEs)	50,860	—
Goodwill	18,595	18,595
Intangible assets, net	60,016	60,910
Other assets, net ($703 and $705 attributable to VIEs)	8,237	8,075
Total assets	$305,025	$249,787

LIABILITIES
Current liabilities:
Accounts payable ($1,175 and $650 attributable to VIEs)	$6,512	$5,322
Accrued payroll and related benefits ($327 and $369 attributable to VIEs)	2,417	5,402
Other accrued liabilities ($2,030 and $1,092 attributable to VIEs)	4,840	4,960
Long-term debt, due within one year ($24,994 and $25,056 attributable to VIEs)	29,160	25,056
Operating lease liabilities, due within one year ($966 and $0 attributable to VIEs)	4,694	—
Total current liabilities	47,623	40,740
Long-term debt, due after one year, net of debt issuance costs ($16,513 and $0 attributable to VIEs)	21,474	9,114
Line of credit, due after one year	10,000	10,000
Operating lease liabilities, due after one year ($11,946 and $0 attributable to VIEs)	47,294	—
Deferred income and other long-term liabilities ($458 and $480 attributable to VIEs)	2,035	2,245
Deferred income taxes	824	772
Total liabilities	129,250	62,871

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 24,626,459 and 24,570,158 shares issued and outstanding	247	246
Additional paid-in capital, common stock	182,703	182,018
Accumulated deficit	(20,622)	(16,512)
Total RLH Corporation stockholders' equity	162,328	165,752
Noncontrolling interest	13,447	21,164
Total stockholders' equity	175,775	186,916
Total liabilities and stockholders’ equity	$305,025	$249,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Revenue:
Royalty	$5,740	$4,275
Other franchise	542	592
Company operated hotels	12,970	22,896
Marketing, reservations and reimbursables	6,729	5,256
Other	3	20
Total revenues	25,984	33,039
Operating expenses:
Selling, general, administrative and other expenses	7,228	7,210
Company operated hotels	11,545	20,255
Marketing, reservations and reimbursables	7,161	5,559
Depreciation and amortization	3,447	4,392
Loss (gain) on asset dispositions, net	6	(14,043)
Acquisition and integration costs	62	104
Total operating expenses	29,449	23,477
Operating income (loss)	(3,465)	9,562
Other income (expense):
Interest expense	(882)	(2,247)
Other income (loss), net	33	158
Total other income (expense)	(849)	(2,089)
Income (loss) before taxes	(4,314)	7,473
Income tax expense	82	135
Net income (loss)	(4,396)	7,338
Net (income) loss attributable to noncontrolling interest	286	(4,750)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(4,110)	$2,588

Earnings (loss) per share - basic	$(0.17)	$0.11
Earnings (loss) per share - diluted	$(0.17)	$0.10

Weighted average shares - basic	24,603	24,101
Weighted average shares - diluted	24,603	25,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2019 and 2018

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Non-controlling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, January 1, 2019	24,570,158	$246	$182,018	$(16,512)	$165,752	$21,164	$186,916
Net loss	—	—	—	(4,110)	(4,110)	(286)	(4,396)
Shared based payment activity	56,301	1	685	—	686	—	686
Distributions to noncontrolling interests	—	—	—	—	—	(7,431)	(7,431)
Balances, March 31, 2019	24,626,459	$247	$182,703	$(20,622)	$162,328	$13,447	$175,775

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Non-controlling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, January 1, 2018	23,651,212	$237	$178,028	$(18,042)	$160,223	$27,381	$187,604
Net income	—	—	—	2,588	2,588	4,750	7,338
Cumulative effect of the adoption of Topic 606	—	—	—	(427)	(427)	—	(427)
Shared based payment activity	60,388	—	294	—	294	—	294
Vantage contingent consideration settled	414,000	4	(4)	—	—	—	—
Balances, March 31, 2018	24,125,600	$241	$178,318	$(15,881)	$162,678	$32,131	$194,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Operating activities:
Net income (loss)	$(4,396)	$7,338
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,447	4,392
Amortization of debt issuance costs	47	592
Amortization of key money and contract costs	206	111
Amortization of contract liabilities	(197)	(160)
Loss (gain) on asset dispositions, net	6	(14,043)
Deferred income taxes	52	82
Stock-based compensation expense	916	640
Provision for doubtful accounts	245	235
Fair value adjustments to contingent consideration	—	157
Change in current assets and liabilities:
Accounts receivable	(1,009)	(442)
Notes receivable	(8)	(6)
Other current assets	(844)	(4,795)
Accounts payable	1,383	1,807
Other accrued liabilities	(1,880)	(2,676)
Net cash used in operating activities	(2,032)	(6,768)
Investing activities:
Capital expenditures	(1,500)	(1,692)
Net proceeds from disposition of property and equipment	—	45,662
Collection of notes receivable	21	—
Advances on notes receivable	(90)	(135)
Net cash provided by (used in) investing activities	(1,569)	43,835
Financing activities:
Borrowings on long-term debt, net of discounts	16,513	—
Repayment of long-term debt and finance leases	(170)	(38,472)
Distributions to noncontrolling interest	(7,431)	—
Contingent consideration paid for Vantage Hospitality acquisition	—	(4,000)
Stock-based compensation awards canceled to settle employee tax withholding	(342)	(440)
Stock option and stock purchase plan issuances, net and other	112	94
Net cash provided by (used in) financing activities	8,682	(42,818)

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	5,081	(5,751)
Cash, cash equivalents and restricted cash at beginning of period	19,789	44,858
Cash, cash equivalents and restricted cash at end of period	$24,870	$39,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

A summary of our properties as of March 31, 2019, including the approximate number of available rooms, is provided below:

	Upscale Service Brand		Select Service Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Ending quantity, March 31, 2019	109	15,600	1,174	67,200	1,283	82,800

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

The Consolidated Balance Sheet as of December 31, 2018 was derived from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2018, filed with the SEC in our annual report on Form 10-K on March 8, 2019.

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Condensed Consolidated Balance Sheet at March 31, 2019, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

Leases

We determine if an arrangement is a lease or contains a lease at inception. If an arrangement is a lease or contains a lease, we then determine whether the lease meets the criteria of a finance lease or an operating lease. Finance leases are included in Property and equipment, net, Other accrued liabilities, and Deferred income and other long-term liabilities in our Condensed Consolidated Balance Sheets. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, due within one year, and Operating lease liabilities, due after one year, in our Condensed Consolidated Balance Sheets. We reassess if an arrangement is or contains a lease upon modification of the arrangement.

At the commencement date of a lease, we recognize a lease liability for contractual fixed lease payments and a corresponding right-of-use asset representing our right to use the underlying asset during the lease term. The lease liability is measured initially as the present value of the contractual fixed lease payments during the lease term. The lease term additionally includes renewal periods only if it is reasonably certain that we will exercise the options. Contractual fixed leases payments are discounted at the rate implicit in the lease when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date. For the adoption of Accounting Standards Update (ASU) 2016-02, we measured our lease liabilities using our incremental borrowing rate as of January 1, 2019. Additionally, we elected not to recognize leases with lease terms of 12 months or less at the commencement date in our Condensed Consolidated Balance Sheets.

The right-of-use asset is recognized at the amount of the lease liability with certain adjustments, if applicable. These adjustments include lease incentives, prepaid rent, and initial direct costs.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective in the first quarter of 2020. We are currently evaluating the effects of this ASU on our financial statements, and such effects have not yet been determined.

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

New Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We adopted the standard on January 1, 2019 and applied the package of practical expedients included therein, which allows us to carry forward our historical assessments of whether contracts are leases or contain leases, the lease classification of each existing lease, and recognition of initial direct costs. The standard was adopted using the modified retrospective transition method and we did not apply the standard to the comparative periods presented in the year of adoption.

Due to the existence of certain operating lease obligations as of January 1, 2019, we recognized $51.1 million of ROU assets and corresponding lease liabilities of $52.2 million, with reductions of other accrued liabilities and deferred income and other long-term liabilities of $1.1 million. However, there was no impact to accumulated deficit and the future recognition of lease related expenses will not differ from the previous methodology in the Consolidated Statement of Comprehensive Income (Loss) for leases that existed at the adoption date.

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

Selected financial information is provided below (in thousands):

Three Months Ended March 31, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$13,011	$12,970	$3	$25,984
Operating expenses:
Segment and other operating expenses	9,459	12,461	4,014	25,934
Depreciation and amortization	914	1,956	577	3,447
Gain on asset dispositions, net	—	6	—	6
Acquisition and integration costs	62	—	—	62
Operating income (loss)	$2,576	$(1,453)	$(4,588)	$(3,465)

Three Months Ended March 31, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$10,123	$22,896	$20	$33,039
Operating expenses:
Segment and other operating expenses	7,901	21,644	3,479	33,024
Depreciation and amortization	834	3,123	435	4,392
Gain on asset dispositions, net	—	(14,044)	1	(14,043)
Acquisition and integration costs	104	—	—	104
Operating income (loss)	$1,284	$12,173	$(3,895)	$9,562

4.	Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities (VIEs) because our voting rights are not proportional to our financial interest and substantially all of each joint venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with our joint venture partners, which do not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate the assets, liabilities, and results of operations of (1) RL Venture LLC (RL Venture), (2) RLS Atla Venture LLC (RLS Atla Venture) and (3) RLS DC Venture LLC (RLS DC Venture). The equity interests owned by our joint venture partners are reflected as a noncontrolling interest in the condensed consolidated financial statements.

In October 2018, we purchased the remaining 27% ownership interest in RLS Balt Venture LLC (RLS Balt Venture) from our joint venture partner, which dissolved the joint venture relationship, thus making the entity a wholly owned subsidiary and no longer a variable interest entity.

The following table includes the ownership percentages for each of our joint ventures as of March 31, 2019 and December 31, 2018:

	RLH Corporation	Joint Venture Partner
RL Venture	55%	45%
RLS Atla Venture	55%	45%
RLS DC Venture	55%	45%

There were no cash contributions or distributions by partners to any of the joint venture entities during the three months ended March 31, 2019 or 2018 unless otherwise described below.

RL Venture

In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million. As of March 31, 2019, RL Venture has two remaining properties.

In March 2019, secured loans totaling principal of $16.6 million were executed for the two remaining properties. Shortly thereafter the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. Accordingly, during the three months ended March 31, 2019, RL Venture made cash distributions totaling $16.5 million, of which RLH Corporation received $9.1 million.

RLS Atla Venture

In March 2019, $2.8 million of previously made cash contributions payable to RLH Corporation from RLS Alta Venture, were classified as preferred capital and will be repaid only when the Atlanta hotel property is sold or when RLS Alta is liquidated. Upon such event, RLH Corporation will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to members.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Buildings and equipment	$150,072	$150,072
Furniture and fixtures	19,785	19,746
Landscaping and land improvements	2,713	2,713
	172,570	172,531
Less accumulated depreciation	(84,793)	(82,240)
	87,777	90,291
Land	19,372	19,372
Construction in progress	7,121	5,859
Property and equipment, net	$114,270	$115,522

During the three months ended March 31, 2018, we sold five hotel properties for a total gain of $13.9 million. There were no hotel properties sold during the three months ended March 31, 2019.

6.	Goodwill and Intangible Assets

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	March 31, 2019	December 31, 2018
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$41,278	$41,278
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	4,129	4,326
Customer contracts - finite lived, net	14,481	15,178
Total intangible assets, net	$60,016	$60,910

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	March 31, 2019	December 31, 2018
Customer contracts	$20,773	$20,773
Brand name - finite lived	5,395	5,395
Accumulated amortization	(7,558)	(6,664)
Net carrying amount	$18,610	$19,504

7.	Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Financial Statement Line Item(s)	March 31, 2019	December 31, 2018
Accounts receivable	Accounts receivable, net	$19,339	$18,575
Key money disbursed	Other current assets and Other assets, net	6,510	6,409
Capitalized contract costs	Other current assets and Other assets, net	1,318	1,172
Contract liabilities	Other accrued liabilities and Deferred income and other long-term liabilities	1,877	1,981

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2019	$6,409	$1,172	$1,981
Key money disbursed	236	—	—
Costs incurred to acquire contracts	—	217	—
Cash received in advance	—	—	93
Revenue or expense recognized that was included in the January 1, 2019 balance	(135)	(68)	(188)
Revenue or expense recognized in the period for the period	—	(3)	(9)
Balance as of March 31, 2019	$6,510	$1,318	$1,877

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of March 31, 2019, including revenues related to application, initiation and other fees were as follows (in thousands):

Years Ending December 31,	Revenue	Contra Revenue	Expense
2019 (remainder)	$392	$247	$527
2020	515	277	500
2021	472	202	329
2022	453	170	248
2023	431	120	143
Thereafter	4,247	302	130
Total	$6,510	$1,318	$1,877

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

8.	Debt and Line of Credit

The current and noncurrent portions of our debt as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$10,000	$—	$10,000
Senior Secured Term Loan	4,166	5,189	—	9,355
RL Venture - Salt Lake City	—	11,000	—	—
RL Venture - Olympia	—	5,600	—	—
RLH Atlanta	9,180	—	9,225	—
RLH DC	15,893	—	15,943	—
Total debt	29,239	31,789	25,168	19,355
Unamortized debt issuance costs	(79)	(315)	(112)	(241)
Debt net of debt issuance costs	$29,160	$31,474	$25,056	$19,114

Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all of the financial covenants of our debt agreements at March 31, 2019.

RL Venture - Salt Lake City

In March 2019, RL Salt Lake, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $11.0 million. The loan is fully secured by the Hotel RL Salt Lake City property. The loan has a maturity date of March 18, 2021 and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower has the option to exercise two six-month extensions upon maturity of the loan. There are no principal repayment requirements prior to the maturity date and the loan includes a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0. We incurred approximately $54,000 of debt discounts and debt issuance costs in connection with the issuance of the loan.

RL Venture - Olympia

In March 2019, RL Olympia, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $5.6 million. The loan is fully secured by the Hotel RL Olympia property. The loan has a maturity date of March 18, 2021 and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower has the option to exercise two six-month extensions upon maturity of the loan. There are no principal repayment requirements prior to the maturity date and the loan includes a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0. We incurred approximately $33,000 of debt discounts and debt issuance costs in connection with the issuance of the loan.

Senior Secured Term Loan

In March 2019, we transferred approximately $4.2 million, which comprises a portion of the net proceeds received from the RL Venture loans as calculated and required by the provisions of the Senior Secured Term Loan, into a cash collateral account. The account is controlled by the lender as the balance is required by the debt agreement to be applied against the outstanding principal balance of the Senior Secured Term Loan at the lender's discretion. This balance is included within Restricted cash on the Condensed Consolidated Balance Sheet as of March 31, 2019.

In April 2019, the $4.2 million in the cash collateral account was applied against the outstanding principal balance of the Senior Secured Term Loan.

9.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our floating rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). At March 31, 2019 and December 31, 2018, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Condensed Consolidated Balance Sheets. We entered into cap rate transactions as described in the table below as of March 31, 2019.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RLH Atlanta	SMBC Capital Markets, Inc.	$9.3	3%	September 2019
RLH DC	Commonwealth Bank of Australia	$16.0	3%	October 2019

10.	Leases

We lease equipment and land and/or property at certain company operated hotel properties as well as office space for our headquarters through operating leases. We have elected the practical expedient so that leases with an initial term of 12 months or less are not recorded on the balance sheet.

We are obligated under finance leases for certain hotel equipment at our company operated hotel locations. The finance leases typically have a five-year term.

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	March 31, 2019
Operating lease right-of-use assets	$50,860

Operating lease liabilities, due within one year	$4,694
Operating lease liabilities, due after one year	47,294
Total operating lease liabilities	$51,988

Finance Leases	March 31, 2019
Property and equipment	$660
Less accumulated depreciation	(333)
Property and equipment, net	$327

Other accrued liabilities	$127
Deferred income and other long-term liabilities	220
Total finance lease liabilities	$347

The components of lease expense during the three months ended March 31, 2019 are included in the following table (in thousands):

	Financial Statement Line Item(s)	Three Months Ended March 31, 2019
Operating lease expense	Selling, general, administrative and other, and Company operated hotels	$1,133
Short-term lease expense	Selling, general, administrative and other, and Company operated hotels	247
Finance lease expense:
Amortization of finance right-of-use assets	Depreciation and amortization	35
Interest on lease liabilities	Interest expense	8
Total finance lease expense		43

Total lease expense		$1,423

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2019
Cash used in operating activities for operating leases	$1,169
Cash used in operating activities for finance leases	8
Cash used in financing activities for finance leases	34

There were no leased assets obtained in exchange for new operating or finance lease liabilities during the three months ended March 31, 2019.

Information related to the weighted average remaining lease terms and discount rates for our leases as of March 31, 2019 is included in the following table:

March 31, 2019
Weighted average remaining lease term (in years)
Operating leases	69
Finance leases	3
Weighted average discount rate
Operating leases	7.2%
Finance leases	9.1%

The future maturities of lease liabilities at March 31, 2019, are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019 (remainder)	$3,517	$127
2020	4,716	149
2021	4,746	75
2022	4,776	38
2023	4,739	11
Thereafter	248,844	—
Total lease payments	271,338	400
Less: imputed interest	219,350	53
Total liability	$51,988	$347

The future maturities of lease liabilities in the table above do not differ materially from future minimum rental payments under the previous leasing standard.

Two leases comprise $246.3 million of future operating lease maturities beyond 2023. One is a ground lease for our Hotel RL Washington DC property with a term through 2080 and the other is a ground lease for our Red Lion Anaheim property with a lease term through 2021, but includes renewal options through 2106 that are reasonably assured to be exercised.

11.	Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. Based on information currently available, we do not expect that any sums we may receive or have to pay in connection with any legal proceeding would have a material effect on our consolidated financial position or net cash flow.

12.	Stock-Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015 and provided for awards of 1.4 million shares, subject to adjustments for stock splits, stock dividends and similar events. In May 2017, our shareholders approved an amendment to the 2015 Plan to authorize an additional 1.5 million shares, for a total authorized of 2.9 million shares. As of March 31, 2019, there were 369,232 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three months ended March 31, 2019 and 2018 stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted stock units	$612	$417
Unrestricted stock awards	129	115
Performance stock units	147	77
Stock options	22	17
Employee stock purchase plan	6	14
Total stock-based compensation	$916	$640

Restricted Stock Units

Restricted stock units granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the plans upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the three months ended March 31, 2019 and 2018 was approximately $1.2 million and $1.4 million, respectively. We expect to recognize an additional $6.5 million in compensation expense over the remaining weighted average vesting periods of 28 months.

A summary of restricted stock unit activity for the three months ended March 31, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,288,714	$8.47
Granted	343,549	$8.29
Vested	(149,602)	$7.98
Forfeited	(86,780)	$9.57
Balance, March 31, 2019	1,395,881	$8.41

Performance Stock Units, Shares Issued as Compensation

We grant performance stock units (PSUs) to certain of our executives under the 2015 Plan. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. The remaining compensation expense related to PSUs of approximately $2.8 million will be recognized over the next 31 months.

A summary of performance stock unit activity for the three months ended March 31, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	209,201	$8.23
Granted	218,437	$8.08
Balance, March 31, 2019	427,638	$8.15

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Shares of unrestricted stock granted	15,355	11,689
Weighted average grant date fair value per share	$8.44	$9.80

13.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator - basic and diluted:
Net income (loss)	$(4,396)	$7,338
Net (income) loss attributable to noncontrolling interest	286	(4,750)
Net income (loss) attributable to RLH Corporation	$(4,110)	$2,588

Denominator:
Weighted average shares - basic	24,603	24,101
Weighted average shares - diluted	24,603	25,166

Earnings (loss) per share - basic	$(0.17)	$0.11
Earnings (loss) per share - diluted	$(0.17)	$0.10

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, warrants to purchase common shares and contingently issuable shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Stock Options(1)
Dilutive awards outstanding	—	7,837
Antidilutive awards outstanding	81,130	78,558
Total awards outstanding	81,130	86,395

Restricted Stock Units(2)
Dilutive awards outstanding	—	787,273
Antidilutive awards outstanding	1,395,881	537,654
Total awards outstanding	1,395,881	1,324,927

Performance Stock Units(3)
Dilutive awards outstanding	—	120,854
Antidilutive awards outstanding	427,638	223,554
Total awards outstanding	427,638	344,408

Warrants(4)
Dilutive awards outstanding	—	148,945
Antidilutive awards outstanding	442,533	293,588
Total awards outstanding	442,533	442,533

Shares for Vantage Contingent Consideration(5)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	—	276,000
Total awards outstanding	—	276,000

Total dilutive awards outstanding	—	1,064,909
(1) All stock options were anti-dilutive for the three months ended March 31, 2019 due to the net loss attributable to RLH Corporation in the reporting period, and as a result of the RLH Corporation weighted average share price during the reporting period.
(2) Restricted stock units were anti-dilutive for the three months ended March 31, 2019 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the three months ended March 31, 2019 then 697,494 units would have been dilutive.
(3) Performance stock units were anti-dilutive for three months ended March 31, 2019 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the three months ended March 31, 2019 then 97,406 units would have been dilutive. For the three months ended March 31, 2018, 120,854 performance stock units were diluted as performance targets had been met for these units and there was net income attributable to RLH Corporation in the reporting period.
(4) All warrants were anti-dilutive for the three months ended March 31, 2019 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the three months ended March 31, 2019 then 90,674 units would have been dilutive.
(5) As part of the 2016 Vantage Hospitality Group, Inc. (Vantage Hospitality, Vantage) acquisition, there was remaining contingent consideration of up to 276,000 shares. The maximum amount of shares were earned in May 2018 and these shares were issued in October 2018. If we had reported net income for the three months ended March 31, 2018, none of the contingent consideration shares would have been dilutive.

14.	Income Taxes

We recognized an income tax provision of $82,000 and $135,000 for the three months ended March 31, 2019 and 2018, respectively. The income tax provision varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for GAAP purposes.

We have state operating loss carryforwards, which expire beginning in 2019, and both federal and state tax credit carryforwards, which begin to expire in 2024.

15.	Fair Value

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the Level 1, Level 2 and Level 3 of the fair value hierarchy.

Cash, Restricted Cash and Accounts Receivable carrying values approximate fair value due to the short-term nature of these items. We estimate the fair value of our notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our long-term debt and finance lease obligations using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration. Estimated fair values of financial instruments (in thousands) are shown in the table below.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$2,180	$2,180	$2,103	$2,103
Financial liabilities:
Debt	$61,028	$60,945	$44,523	$43,880
Total finance lease obligations	347	347	378	378

16.	Related Party Transactions

All four of our joint ventures - RL Venture, RLS Atla Venture, RLS Balt Venture (this joint venture was dissolved in October 2018) and RLS DC Venture - have agreed to pay to Shelbourne Capital, LLC (Shelbourne Capital) an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne Capital is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the noncontrolling interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the three months ended March 31, 2019 and 2018 totaled $20,000 and $76,000, respectively. Columbia Pacific Opportunity Fund, LP (CP), previously one of our largest shareholders, is an investor in Shelbourne Falcon, our joint venture partner in RL Venture. During the three months ended March 31, 2019 and 2018, Shelbourne Capital earned $13,000 and $62,000, respectively, from RL Venture.

Effective March 2016, our wholly owned subsidiary, RL Management, entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continue to manage the property on a month-to-month basis until October 2018. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC (HNA), previously one of our largest shareholders. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the three months ended March 31, 2018, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $25,000. On June 12, 2018, HNA RLH Investments LLC sold their common shares in RLH to a third party, no longer making them a related party.

On September 30, 2016, we acquired the operating assets and assumed certain liabilities relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. (TESI) and Vantage Hospitality Group, Inc. (Vantage Hospitality). From the date of the acquisition, our board appointed Bernard T. Moyle, as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development. Messrs. Moyle and Bloss are shareholders of TESI and Vantage Hospitality.

Effective May 31, 2018, Messrs. Moyle and Bloss entered into consulting agreements through December 31, 2020, ending their employment with the Company and no longer making them a related party after the effective date. On May 21, 2018, the Company entered into a letter agreement (Letter Agreement) and a First Amendment (First Amendment) to the TESI and Vantage Hospitality purchase agreement. The First Amendment provides for an amendment to the non-competition and non-solicitation restrictive covenant under the Purchase Agreement. The Company understands that Mr. Bloss and Mr. Moyle each own 50% of the outstanding shares of TESI. In accordance with the Letter Agreement and First Amendment, after the first anniversary of the closing date, we issued $4.0 million in cash and 414,000 shares of the Company’s common stock to TESI in January 2018.

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During the three months ended March 31, 2018, the Company billed the property approximately $84,000 for franchise fees and related services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. (Cal-Vegas), of which TESI (owned by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas, Ltd. is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties for the three months ended March 31, 2018 were as follows: Lexington Inn & Suites, Daytona Beach, $18,000, and ABVI Las Vegas, $1,000.

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to HEI Hotels and Resorts. During the three months ended March 31, 2019, we paid $228,000 in management fees to HEI Hotels and Resorts for management of these properties.

On January 14, 2019, the Company announced the appointment of Julie Shiflett as Chief Financial Officer of RLH. Prior to this appointment, the Company paid consulting fee to NorthWest CFO, a consulting firm of which Ms. Shiflett is a Principal. During the three months ended March 31, 2019 and 2018, we paid consulting fees of $49,000 and $6,000 to NorthWest CFO.

17.	Acquisitions

Knights Inn Acquisition

On May 14, 2018, Red Lion Hotels Franchising, Inc. completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018, for an aggregate purchase price of $27.2 million.

The following reflects our final purchase price allocation (in thousands):

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

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2018 (in thousands, except per share data) (unaudited):

Three Months Ended March 31, 2018
Revenue	$34,961
Net income	8,885
Net income and comprehensive income (loss) attributable to RLH Corporation	4,135
Earnings per share attributable to RLH Corporation - basic	$0.17
Earnings per share attributable to RLH Corporation - diluted	$0.17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission (SEC) on March 8, 2019, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

The following discussion and analysis should be read in connection with our unaudited condensed consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2018, which are included in our annual report on Form 10-K for the year ended December 31, 2018.

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

A summary of our properties as of March 31, 2019, including the approximate number of available rooms, is provided below:

	Upscale Service Brand		Select Service Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2019	112	15,900	1,215	69,800	1,327	85,700
Newly opened / acquired properties	1	100	11	600	12	700
Terminated properties	(4)	(400)	(52)	(3,200)	(56)	(3,600)
Ending quantity, March 31, 2019	109	15,600	1,174	67,200	1,283	82,800

A summary of our executed agreements for the three months ended March 31, 2019 is provided below:

	Upscale Service Brand	Select Service Brand	Total
Executed franchise license agreements, three months ended March 31, 2019:
New locations	6	13	19
New contracts for existing locations	1	35	36
Change from company operated to franchised	1	—	1
Total executed franchise license agreements, three months ended March 31, 2019	8	48	56

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

Overview

During 2018, we began execution of a hotel asset sales initiative consistent with our previously stated business strategy to move toward operating primarily as a franchise company. Our successful execution of this initiative resulted in the sale of nine hotel properties from our company operated hotels segment, with five of those hotel properties being sold during the three months ended March 31, 2018.

Additionally, during 2018 we continued the growth of our franchise segment by acquiring approximately 350 franchise agreements though our acquisition of the Knights Inn franchise.

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

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenues	$25,984	$33,039
Total operating expenses	29,449	23,477
Operating income (loss)	(3,465)	9,562
Other income (expense):
Interest expense	(882)	(2,247)
Other income (loss), net	33	158
Income (loss) before taxes	(4,314)	7,473
Income tax expense	82	135
Net income (loss)	(4,396)	7,338
Net (income) loss attributable to noncontrolling interest	286	(4,750)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(4,110)	$2,588

Non-GAAP Financial Measures (1)
EBITDA	$15	$14,112
Adjusted EBITDA	$998	$1,061
(1) The definitions of "EBITDA", and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended March 31, 2019, we reported net loss of $4.4 million, which included $0.9 million of stock-based compensation expense, and $0.1 million of acquisition and integration costs.

For the three months ended March 31, 2018, we reported net income of $7.3 million, which included $13.9 million gain on asset dispositions related to the sale of five hotels, $0.6 million of stock-based compensation expense, $0.1 million of acquisition and integration costs, and $0.1 million of employee separation costs.

The above special items are excluded in arriving at Adjusted EBITDA. For the three months ended March 31, 2019, Adjusted EBITDA was $1.0 million compared with $1.1 million in 2018. The decrease is due to the disposal of nine owned or leased hotels during the year ended December 31, 2018, materially offset by an increase in the franchise segment contribution.

Non-GAAP Financial Measures

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA is an additional measure of financial performance. We believe that the inclusion or exclusion of certain special items, such as stock-based compensation, gains and losses on asset dispositions and impairments, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results.

During the fourth quarter of 2018, we modified the definition of Adjusted EBITDA as used in prior periods to exclude the effect of non-cash stock compensation expense. We believe that the exclusion of this item is consistent with the purposes of the measure described below and we have applied this modification to all prior periods presented.

EBITDA and Adjusted EBITDA are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. Our board of directors and executive management team consider Adjusted EBITDA to be a key performance metric and compensation measure. We believe the measures are a complement to reported operating results. EBITDA and Adjusted EBITDA are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States of America (GAAP), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA differently than we do or may not calculate them at all, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(4,396)	$7,338
Depreciation and amortization	3,447	4,392
Interest expense	882	2,247
Income tax expense	82	135
EBITDA	15	14,112
Stock-based compensation (1)	916	640
Acquisition and integration costs (2)	62	104
Employee separation costs (3)	—	131
Loss (gain) on asset dispositions, net (4)	5	(13,926)
Adjusted EBITDA	998	1,061
Adjusted EBITDA attributable to noncontrolling interests	(547)	(453)
Adjusted EBITDA attributable to RLH Corporation	$451	$608

(1)  Represents total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses, Company operated hotels and Marketing, reservations, and reimbursables on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(2)  Costs for the three months ended March 31, 2019 are associated with the continued integration of the Knights Inn acquisition. Costs for the three months ended March 31, 2018 are associated with the acquisition and integration of the Knights Inn and Vantage acquisitions.

(3)  Relates to separation costs incurred for various employees. These costs are included within Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(4) Represents the gain on our sale of five properties during the three months ended March 31, 2018.

Revenues

Franchise and Marketing, Reservations and Reimbursables Revenues

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Royalty	$5,740	$4,275
Other franchise	542	592
Marketing, reservations and reimbursables	6,729	5,256

Three months ended March 31, 2019 and 2018

Revenues from royalties increased by $1.5 million or 34%, Marketing, reservations, and reimbursables revenue increased by $1.5 million or 28%, and other franchise revenues did not materially fluctuate. These increases are primarily due to the additional revenue provided by the acquisition of the Knights Inn franchised hotels in May 2018.

Company Operated Hotels Revenues

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Company operated hotels	$12,970	$22,896

Three months ended March 31, 2019 and 2018

During the three months ended March 31, 2019, revenue from our company operated hotel segment decreased $9.9 million or 43% compared with the same period in 2018. The decrease was driven primarily by the disposal of properties during 2018. The first quarter of 2018 began with 18 owned or leased hotels and ended with 13 owned or leased hotels due to the sale of five hotel properties during the three months ended March 31, 2018. There were no hotel properties sold during the three months ended March 31, 2019. There were eight owned or leased hotels remaining in the company operated hotels segment as of both December 31, 2018 and March 31, 2019.

Operating Expenses

Operating expenses generally include selling, general, administrative and other expenses, direct operating expenses, depreciation and amortization, asset impairment, gain or loss on asset dispositions and acquisition and integration costs.

Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Selling, general, administrative and other expenses	$7,228	$7,210
Company operated hotels	11,545	20,255
Marketing, reservations and reimbursables	7,161	5,559
Depreciation and amortization	3,447	4,392
Gain on asset dispositions, net	6	(14,043)
Acquisition and integration costs	62	104
Total operating expenses	$29,449	$23,477

Three months ended March 31, 2019 and 2018

Selling, general, administrative and other expenses did not fluctuate materially as the disposals of company operated hotels and Knights Inn acquisition had a minimal impact on these support costs.

Company operated hotel expenses decreased by $8.7 million or 43% and depreciation and amortization expense decreased $0.9 million or 22%. The decreases were driven primarily by the disposal of nine properties during the year ended December 31, 2018, five of which were disposed of during the three months ended March 31, 2018. There were no hotel properties sold during the three months ended March 31, 2019. The decrease in depreciation and amortization was partially offset by additional amortization recognized from finite-lived intangible assets acquired as part of the Knights Inn acquisition in 2018.

Marketing, reservations and reimbursables expenses increased by $1.6 million or 29%. This increase was due to an increase in transaction and reservation counts, and is consistent with the increase in marketing, reservations and reimbursables revenues.

We recognized a net gain on asset dispositions of $13.9 million from the disposal of five hotel properties during the first quarter of 2018 with no comparable activity in 2019.

Acquisition and integration costs remained consistent at $0.1 million for the first quarter of 2019 and 2018 as there were no significant acquisition or integrations activities during either period.

Interest Expense

Interest expense decreased $1.4 million during the three months ended March 31, 2019 compared with the same periods in 2018. The decrease was primarily due to the reduction in outstanding debt during 2018 as a result of our dispositions of company operated hotels, which held term loans.

Income Taxes

For the three months ended March 31, 2019 and 2018, we reported income tax provisions of $82,000 and $135,000, respectively. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 14 Income Taxes within Item 1. Financial Statements of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $5.4 million and $5.9 million at March 31, 2019 and December 31, 2018, respectively. We believe that we have sufficient liquidity to fund our operations at least through May 2020.

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

Sources and Uses of our Cash, Cash Equivalents, and Restricted Cash

The following table summarizes our net cash flows for operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(2,032)	$(6,768)
Net cash provided by (used in) investing activities	(1,569)	43,835
Net cash provided by (used in) financing activities	8,682	(42,818)

Operating Activities

Net cash used in operating activities totaled $2.0 million during the first three months of 2019 compared with cash used of $6.8 million during the same period in 2018. The drivers of the improvement of operating cash flows for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 are primarily the reduction of cash outflows from working capital accounts of $3.8 million, mostly from lower disbursements of key money, and a $1.0 million improvement in net income (loss), as adjusted for noncash reconciling income/expense items.

Investing Activities

Net cash used in investing activities totaled $1.6 million during the first three months of 2019 compared with cash provided of $43.8 million during the same period in 2018. Cash flows decreased $45.4 million in 2019 compared with 2018 primarily due to proceeds from hotel sales of $45.7 million during first three months of 2018.

Financing Activities

Net cash provided in financing activities was $8.7 million during the first three months of 2019 compared with cash used of $42.8 million in the first three months of 2018. In 2019, we had borrowings on long-term debt of $16.5 million and paid $7.4 million in distributions to noncontrolling interest. In 2018, we made repayments of $38.5 million on long-term debt and paid $4.0 million in contingent consideration from the Vantage Hospitality acquisition.

Debt

As of March 31, 2019, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $61.0 million.

During the three months ended March 31, 2019 we executed term loans at each of the two properties held by RL Venture for a total principal amount of $16.6 million. Proceeds from the loans were distributed to the Partners of RL Venture in accordance with ownership interest percentage. We transferred $4.2 million of the proceeds received into a cash collateral account, which is included in Restricted cash on the Condensed Consolidated Balance Sheet as of March 31, 2019. In April 2019, the $4.2 million in the cash collateral account was applied against the outstanding principal balance of the Senior Secured Term Loan.

See Note 8 Debt and Line of Credit within Item 1. Financial Statements of this quarterly report on Form 10-Q, for further additional information about our debt obligations.

Contractual Obligations

Other than the issuance of two term loans for the remaining properties in RL Venture as described in Note 8 Debt and Line of Credit within Item 1. Financial Statements of this quarterly report on Form 10-Q, there were no material changes to our contractual obligations form what we previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Since the date of our annual report on Form 10-K for the fiscal year ended December 31, 2018, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them, other than those described in Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q.

New and Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent GAAP accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from outstanding debt. As of March 31, 2019, our outstanding line of credit and debt, including current maturities and excluding unamortized origination fees, was $61.0 million, all of which are subject to variables rates.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At March 31, 2019, $25.1 million of our outstanding debt was subject to interest rate caps, which effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2018, and Note 9 Derivative Financial Instruments within Item 1. Financial Statements of this quarterly report on Form 10-Q. Our exposures to market risk have not changed materially since December 31, 2018.

A 100 basis point change in the underlying interest rates on our $31.8 million of variable rate debt not subject to interest rate caps would result in approximately a $0.3 million increase or decrease in annual long-term debt interest expense.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The following table summarizes the principal payment requirements on our debt obligations at March 31, 2019 on our Condensed Consolidated Balance Sheet (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Total Debt	$29,239	$—	$16,600	$—	$15,189	$—	$61,028	$60,945
Average interest rate							6.4%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At any given time, we are subject to additional claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 11 Commitments and Contingencies within Item 1. Financial Statements of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

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

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	May 9, 2019
Gregory T. Mount

By:	/s/ Julie Shiflett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 9, 2019
Julie Shiflett