Form 10-Q
period 2019-06-30
Red Lion Hotels CORP
filed 2019-08-06
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957

RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington			91-1032187
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1550 Market St. #350	Denver	Colorado	80202
(Address of Principal Executive Offices)			(Zip Code)

(509) 459-6100
Registrant's telephone number, including area code

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RLH	New York Stock Exchange
__________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 25,117,263 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($6,074 and $4,564 attributable to VIEs)	$19,916	$17,034
Restricted cash ($2,888 and $2,652 attributable to VIEs)	2,890	2,755
Accounts receivable ($1,362 and $1,064 attributable to VIEs), net of an allowance for doubtful accounts of $2,638 and $2,345, respectively)	18,923	18,575
Notes receivable, net	1,967	2,103
Other current assets ($490 and $680 attributable to VIEs)	4,738	6,218
Total current assets	48,434	46,685
Property and equipment, net ($71,902 and $74,250 attributable to VIEs)	112,481	115,522
Operating lease right-of-use assets ($12,909 and $0 attributable to VIEs)	50,830	—
Goodwill	18,595	18,595
Intangible assets, net	59,124	60,910
Other assets, net ($703 and $705 attributable to VIEs)	8,696	8,075
Total assets	$298,160	$249,787

LIABILITIES
Current liabilities:
Accounts payable ($1,248 and $650 attributable to VIEs)	$8,056	$5,322
Accrued payroll and related benefits ($474 and $369 attributable to VIEs)	2,538	5,402
Other accrued liabilities ($1,437 and $1,092 attributable to VIEs)	5,255	4,960
Long-term debt, due within one year ($24,101 and $25,056 attributable to VIEs)	25,066	25,056
Operating lease liabilities, due within one year ($966 and $0 attributable to VIEs)	4,787	—
Total current liabilities	45,702	40,740
Long-term debt, due after one year, net of debt issuance costs ($16,487 and $0 attributable to VIEs)	21,462	9,114
Line of credit, due after one year	10,000	10,000
Operating lease liabilities, due after one year ($11,943 and $0 attributable to VIEs)	47,152	—
Deferred income and other long-term liabilities ($387 and $480 attributable to VIEs)	1,837	2,245
Deferred income taxes	870	772
Total liabilities	127,023	62,871

Commitments and contingencies

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 25,075,912 and 24,570,158 shares issued and outstanding	251	246
Additional paid-in capital, common stock	181,669	182,018
Accumulated deficit	(23,456)	(16,512)
Total RLH Corporation stockholders' equity	158,464	165,752
Noncontrolling interest	12,673	21,164
Total stockholders' equity	171,137	186,916
Total liabilities and stockholders’ equity	$298,160	$249,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue:
Royalty	$5,867	$5,770	$11,607	$10,045
Other franchise	1,214	804	1,756	1,396
Company operated hotels	14,236	25,005	27,206	47,901
Marketing, reservations and reimbursables	7,603	7,027	14,332	12,283
Other	5	6	8	26
Total revenues	28,925	38,612	54,909	71,651
Operating expenses:
Selling, general, administrative and other expenses	6,497	8,268	13,725	15,478
Company operated hotels	12,532	18,618	24,077	38,873
Marketing, reservations and reimbursables	7,847	7,214	15,008	12,773
Depreciation and amortization	4,109	4,701	7,556	9,093
Loss (gain) on asset dispositions, net	38	(1,855)	44	(15,898)
Acquisition and integration costs	173	1,997	235	2,101
Total operating expenses	31,196	38,943	60,645	62,420
Operating income (loss)	(2,271)	(331)	(5,736)	9,231
Other income (expense):
Interest expense	(1,109)	(1,702)	(1,991)	(3,949)
Loss on early retirement of debt	(164)	—	(164)	—
Other income (loss), net	44	22	77	180
Total other income (expense)	(1,229)	(1,680)	(2,078)	(3,769)
Income (loss) before taxes	(3,500)	(2,011)	(7,814)	5,462
Income tax expense (benefit)	108	(348)	190	(213)
Net income (loss)	(3,608)	(1,663)	(8,004)	5,675
Net (income) loss attributable to noncontrolling interest	774	(659)	1,060	(5,409)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(2,834)	$(2,322)	$(6,944)	$266

Earnings (loss) per share - basic	$(0.11)	$(0.10)	$(0.28)	$0.01
Earnings (loss) per share - diluted	$(0.11)	$(0.10)	$(0.28)	$0.01

Weighted average shares - basic	24,856	24,352	24,730	24,227
Weighted average shares - diluted	24,856	24,352	24,730	25,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Noncontrolling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, January 1, 2018	23,651,212	$237	$178,028	$(18,042)	$160,223	$27,381	$187,604
Net income (loss)	—	—	—	2,588	2,588	4,750	7,338
Cumulative effect of adopting ASC Topic 606	—	—	—	(427)	(427)	—	(427)
Shared based payment activity	60,388	—	294	—	294	—	294
Vantage contingent consideration settled	414,000	4	(4)	—	—	—	—
Balances, March 31, 2018	24,125,600	241	178,318	(15,881)	162,678	32,131	194,809
Net income (loss)	—	—	—	(2,322)	(2,322)	659	(1,663)
Shared based payment activity	120,918	1	1,004	—	1,005	—	1,005
Vantage contingent consideration settled	—	—	2,870	—	2,870	—	2,870
Distributions to noncontrolling interests	—	—	—	—	—	(4,081)	(4,081)
Balances, June 30, 2018	24,246,518	242	182,192	(18,203)	164,231	28,709	192,940
Net income (loss)	—	—	—	8,943	8,943	8,670	17,613
Shared based payment activity	28,080	—	1,219	—	1,219	—	1,219
Distributions to noncontrolling interests	—	—	—	—	—	(16,891)	(16,891)
Balances, September 30, 2018	24,274,598	242	183,411	(9,260)	174,393	20,488	194,881
Net income (loss)	—	—	—	(7,252)	(7,252)	(950)	(8,202)
Shared based payment activity	19,560	—	1,018	—	1,018	—	1,018
Vantage contingent consideration settled	276,000	4	4	—	8	—	8
Buyout of noncontrolling interest	—	—	(2,415)	—	(2,415)	2,111	(304)
Distributions to noncontrolling interests	—	—	—	—	—	(485)	(485)
Balances, December 31, 2018	24,570,158	246	182,018	(16,512)	165,752	21,164	186,916
Net income (loss)	—	—	—	(4,110)	(4,110)	(286)	(4,396)
Shared based payment activity	56,301	1	685	—	686	—	686
Distributions to noncontrolling interests	—	—	—	—	—	(7,431)	(7,431)
Balances, March 31, 2019	24,626,459	247	182,703	(20,622)	162,328	13,447	175,775
Net income (loss)	—	—	—	(2,834)	(2,834)	(774)	(3,608)
Shared based payment activity	449,453	4	(1,034)	—	(1,030)	—	(1,030)
Balances, June 30, 2019	25,075,912	$251	$181,669	$(23,456)	$158,464	$12,673	$171,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Operating activities:
Net income (loss)	$(8,004)	$5,675
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,556	9,093
Noncash PIK interest and amortization of debt issuance costs	249	781
Amortization of key money and contract costs	459	353
Amortization of contract liabilities	(534)	(337)
Loss (gain) on asset dispositions, net	44	(15,850)
Noncash loss on early retirement of debt	67	—
Deferred income taxes	98	(560)
Stock-based compensation expense	1,562	1,736
Provision for doubtful accounts	472	479
Fair value adjustments to contingent consideration	—	581
Change in operating assets and liabilities, net of business acquired:
Accounts receivable	(820)	(2,308)
Notes receivable	(16)	(7)
Key money disbursements	(535)	(5,163)
Other current assets	855	(1,374)
Accounts payable	2,827	1,788
Other accrued liabilities	(1,225)	367
Net cash provided by (used in) operating activities	3,055	(4,746)
Investing activities:
Capital expenditures	(2,843)	(3,684)
Acquisition of Knights Inn	—	(27,000)
Net proceeds from disposition of property and equipment	—	59,781
Collection of notes receivable	242	—
Advances on notes receivable	(90)	(537)
Net cash provided by (used in) investing activities	(2,691)	28,560
Financing activities:
Borrowings on long-term debt, net of discounts	32,935	30,000
Repayment of long-term debt and finance leases	(20,283)	(49,725)
Debt issuance costs	(542)	(1,193)
Distributions to noncontrolling interest	(7,431)	(4,081)
Contingent consideration paid for Vantage Hospitality acquisition	—	(4,000)
Stock-based compensation awards canceled to settle employee tax withholding	(2,131)	(576)
Stock option and stock purchase plan issuances, net and other	105	139
Net cash provided by (used in) financing activities	2,653	(29,436)

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	3,017	(5,622)
Cash, cash equivalents and restricted cash at beginning of period	19,789	44,858
Cash, cash equivalents and restricted cash at end of period	$22,806	$39,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Red Lion Hotels Corporation ("RLH Corporation," "RLHC," "we," "our," "us," or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Knights Inn, and Country Hearth Inns & Suites.

A summary of our properties as of June 30, 2019, including the approximate number of available rooms, is provided below:

	Upscale Service Brand ("USB")		Select Service Brand ("SSB")		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Ending quantity, June 30, 2019	107	15,400	1,130	64,500	1,237	79,900

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

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statements of Stockholders' Equity, and the Condensed Consolidated Statements of Cash Flows. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

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

At the commencement date of a lease, we recognize a lease liability for contractual fixed lease payments and a corresponding right-of-use asset representing our right to use the underlying asset during the lease term. The lease liability is measured initially as the present value of the contractual fixed lease payments during the lease term. The lease term additionally includes renewal periods only if it is reasonably certain that we will exercise the options. Contractual fixed leases payments are discounted at the rate implicit in the lease when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date. For the adoption of Accounting Standards Update ("ASU") 2016-02, we measured our lease liabilities using our incremental borrowing rate as of January 1, 2019. Additionally, we elected not to recognize leases with lease terms of 12 months or less at the commencement date in our Condensed Consolidated Balance Sheets.

The right-of-use asset is recognized at the amount of the lease liability with certain adjustments, if applicable. These adjustments include lease incentives, prepaid rent, and initial direct costs.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, as amended by multiple subsequent ASUs, which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The ASU is effective in the first quarter of 2020. We are currently evaluating the effects of this ASU on our financial statements, and such effects have not yet been determined.

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

New Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which we adopted on January 1, 2019. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification effecting the pattern of expense recognition in the income statement. Upon adoption, we applied the package of practical expedients included therein, which allows us to carry forward our historical assessments of whether contracts are leases or contain leases, the lease classification of each existing lease, and recognition of initial direct costs. The standard was adopted using the modified retrospective transition method and we did not apply the standard to the comparative periods presented in the year of adoption.

Due to the existence of certain operating lease obligations as of January 1, 2019, we recognized $51.1 million of ROU assets and corresponding lease liabilities of $52.2 million, with reductions of other accrued liabilities and deferred income and other long-term liabilities of $1.1 million. However, there was no impact to accumulated deficit and the future recognition of lease related expenses will not differ from the previous methodology in the Condensed Consolidated Statements of Comprehensive Income (Loss) for leases that existed at the adoption date.

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

Selected financial information is provided below (in thousands):

Three Months Ended June 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$14,684	$14,236	$5	$28,925
Operating expenses:
Segment and other operating expenses	9,921	12,863	4,092	26,876
Depreciation and amortization	1,110	1,917	1,082	4,109
Loss (gain) on asset dispositions, net	(1)	37	2	38
Acquisition and integration costs	34	—	139	173
Operating income (loss)	$3,620	$(581)	$(5,310)	$(2,271)

Three Months Ended June 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$13,601	$25,005	$6	$38,612
Operating expenses:
Segment and other operating expenses	9,365	19,024	5,711	34,100
Depreciation and amortization	1,224	3,035	442	4,701
Loss (gain) on asset dispositions, net	—	(1,807)	(48)	(1,855)
Acquisition and integration costs	1,997	—	—	1,997
Operating income (loss)	$1,015	$4,753	$(6,099)	$(331)

Six Months Ended June 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$27,695	$27,206	$8	$54,909
Operating expenses:
Segment and other operating expenses	19,380	25,324	8,106	52,810
Depreciation and amortization	2,024	3,873	1,659	7,556
Loss (gain) on asset dispositions, net	(1)	43	2	44
Acquisition and integration costs	96	—	139	235
Operating income (loss)	$6,196	$(2,034)	$(9,898)	$(5,736)

Six Months Ended June 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$23,724	$47,901	$26	$71,651
Operating expenses:
Segment and other operating expenses	17,266	40,668	9,190	67,124
Depreciation and amortization	2,058	6,158	877	9,093
Loss (gain) on asset dispositions, net	—	(15,851)	(47)	(15,898)
Acquisition and integration costs	2,101	—	—	2,101
Operating income (loss)	$2,299	$16,926	$(9,994)	$9,231

4.	Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities ("VIEs") because our voting rights are not proportional to our financial interest and substantially all of each joint venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with our joint venture partners, which do not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate the assets, liabilities, and results of operations of (1) RL Venture LLC ("RL Venture"), (2) RLS Atla Venture LLC ("RLS Atla Venture"), and (3) RLS DC Venture LLC ("RLS DC Venture"). The equity interests owned by our joint venture partners are reflected as a noncontrolling interest in the condensed consolidated financial statements.

In October 2018, we purchased the remaining 27% ownership interest in RLS Balt Venture LLC ("RLS Balt Venture") from our joint venture partner, which dissolved the joint venture relationship, thus making the entity a wholly owned subsidiary and no longer a variable interest entity.

The following table includes the ownership percentages for each of our joint ventures as of June 30, 2019 and December 31, 2018:

	RLH Corporation	Joint Venture Partner
RL Venture	55%	45%
RLS Atla Venture	55%	45%
RLS DC Venture	55%	45%

There were no cash contributions or distributions by partners to any of the joint venture entities during the three and six months ended June 30, 2019 or 2018 except as otherwise described below.

RL Venture

In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million. In April 2018, one RL Venture property sold for $5.5 million, in May 2018, one RL Venture property sold for $9.3 million, and in July 2018 two additional RL Venture properties sold for $54.5 million. As of June 30, 2019, RL Venture has two remaining properties.

In March 2019, secured loans with an aggregate principal of $16.6 million were entered into for the two remaining properties. Shortly thereafter the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. Accordingly, during the six months ended June 30, 2019, RL Venture made cash distributions totaling $16.5 million, of which RLH Corporation received $9.1 million.

Cash distributions also may be made periodically based on calculated distributable income. During the second quarter of 2018, RL Venture made a cash distribution totaling $9.0 million, of which RLH Corporation received $5.0 million.

RLS Atla Venture

In March 2019, $2.8 million of cash previously contributed to RLS Atla Venture by RLH Corporation, was classified as preferred capital and will be repaid only when the Atlanta hotel property is sold or when RLS Atla Venture is liquidated. Upon such event, RLH Corporation will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to members.

RLS DC Venture

In May 2019, a secured loan with principal and accrued exit fee of $17.4 million was executed by RLS DC Venture. The net loan proceeds were used to pay off the previous debt with a principal balance of approximately $15.9 million. There were no cash distributions resulting from the refinancing.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Buildings and equipment	$154,301	$150,072
Furniture and fixtures	20,055	19,746
Landscaping and land improvements	2,716	2,713
	177,072	172,531
Less accumulated depreciation	(86,476)	(82,240)
	90,596	90,291
Land	19,372	19,372
Construction in progress	2,513	5,859
Property and equipment, net	$112,481	$115,522

During the three months ended June 30, 2018, we sold two hotel properties and during the six months ended June 30, 2018, we sold seven hotel properties, for a total gain of $1.7 million and $15.6 million, respectively. There were no hotels sold during the three and six months ended June 30, 2019.

6.	Goodwill and Intangible Assets

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	June 30, 2019	December 31, 2018
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$41,278	$41,278
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	3,932	4,326
Customer contracts - finite lived, net	13,786	15,178
Total intangible assets, net	$59,124	$60,910

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	June 30, 2019	December 31, 2018
Customer contracts	$20,773	$20,773
Brand name - finite lived	5,395	5,395
Accumulated amortization	(8,450)	(6,664)
Net carrying amount	$17,718	$19,504

7.	Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Financial Statement Line Item(s)	June 30, 2019	December 31, 2018
Accounts receivable	Accounts receivable, net	$18,923	$18,575
Key money disbursed	Other current assets and Other assets, net	6,667	6,409
Capitalized contract costs	Other current assets and Other assets, net	1,149	1,172
Contract liabilities	Other accrued liabilities and Deferred income and other long-term liabilities	1,701	1,981

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2019	$6,409	$1,172	$1,981
Key money disbursed	535	—	—
Costs incurred to acquire contracts	—	158	—
Cash received in advance	—	—	254
Revenue or expense recognized that was included in the January 1, 2019 balance	(255)	(171)	(501)
Revenue or expense recognized in the period for the period	(22)	(10)	(33)
Balance as of June 30, 2019	$6,667	$1,149	$1,701

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of June 30, 2019, including revenues related to application, initiation and other fees were as follows (in thousands):

Year Ending December 31,	Contra Revenue	Expense	Revenue
2019 (remainder)	$269	$151	$334
2020	535	255	503
2021	487	189	334
2022	463	160	246
2023	437	112	146
Thereafter	4,476	282	138
Total	$6,667	$1,149	$1,701

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

8.	Debt and Line of Credit

The current and noncurrent portions of our debt as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$10,000	$—	$10,000
Senior Secured Term Loan	—	5,189	—	9,355
RL Venture - Salt Lake City	—	11,000	—	—
RL Venture - Olympia	—	5,600	—	—
RLH Atla Venture	9,135	—	9,225	—
RLH DC Venture (PWB)	—	—	15,943	—
RLH DC Venture (CPBF)	17,393	—	—	—
Total debt	26,528	31,789	25,168	19,355
Unamortized debt issuance costs	(1,462)	(327)	(112)	(241)
Debt net of debt issuance costs	$25,066	$31,462	$25,056	$19,114

Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all the financial covenants of our debt agreements at June 30, 2019.

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

Senior Secured Term Loan

In March 2019, we transferred approximately $4.2 million, which comprises a portion of the net proceeds received from the RL Venture loans, as calculated and required by the provisions of the Senior Secured Term Loan, into a cash collateral account. The account is controlled by Deutsche Bank AG New York Branch, on behalf of the lenders, and the balance is required by the debt agreement to be applied against the outstanding principal balance of the Senior Secured Term Loan at the lender's discretion. This balance was applied against the outstanding principal balance in April 2019.

RLH DC Venture

In May 2019, RLH DC executed a new mortgage loan agreement with CP Business Finance I, LP ("RLH DC Venture - CPBF"), secured by the Hotel RL Washington DC and a $10.5 million principal guarantee by RLH Corporation. The initial principal amount of the loan was $16.5 million. The proceeds from the loan were immediately used to pay off the existing mortgage loan on the property held by Pacific Western Bank ("RLH DC Venture - PWB"), which had an outstanding principal balance of $15.9 million at the time of closing.

The RLH DC Venture - CPBF loan had an initial maturity date of June 21, 2019, with a first extension option through May 31, 2020 that was exercised in June 2019, and a second extension option through May 31, 2021. The RLH DC Venture - CPBF loan has a cash interest rate of 7.0% in addition to PIK interest of 3.0% through May 31, 2020, which increases to 7.0% if the second extension option is exercised.

There was a fee of $330,000 to exercise the first extension option and there is a fee of $825,000 plus a required $2.0 million principal pay down to exercise the second extension option. The RLH DC Venture - CPBF loan may be paid off in full prior to maturity at any point. The RLH DC Venture - CPBF loan contains an exit fee equal to 5.0% of the outstanding principal balance if the loan is paid off prior to or at May 31, 2020, or an exit fee equal to 4.0% of the outstanding principal balance if the loan is paid off between June 1, 2020 and May 31, 2021. Additionally, if the loan is paid down prior to May 31, 2020, a prepayment premium must be paid. The prepayment premium is equal to the remaining cash and PIK interest that would have been payable from the prepayment date through May 31, 2020.

As the exit fee is payable regardless of loan repayment prior to or at maturity, we have accrued the projected exit fee of $851,000 as part of the outstanding debt balance with an offsetting debt discount. Inclusive of the accrued exit fee, we have incurred cumulative debt discounts and debt issuance costs of $1.4 million, which will be amortized to interest expense through the first extended maturity date of May 31, 2020.

The loan agreement contains customary requirements for lender approval of annual operating and capital budgets, under certain conditions. In also includes customary events of default as well as financial covenants for maintaining a minimum property EBITDA, a minimum consolidated fixed coverage ratio for RLH, a maximum consolidated total net leverage ratio for RLH, and a cross default provision with our Line of Credit and Senior Secured Term Loan.

CP Business Finance I, LP, the lender of the RLH DC - CPBF loan, is an affiliate of Columbia Pacific Opportunity Fund, LP, who as of October 2018 held 500,000 shares of RLH common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP.

9.	Derivative Financial Instruments

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. We manage our variable rate debt using interest rate caps in order to reduce our exposure to the impact of changing interest rates and future cash outflows for interest. We estimate the fair value of our interest rate caps via calculations that use as their basis readily available observable market parameters. This option-pricing technique utilizes a one-month LIBOR forward yield curve, obtained from an independent external service, which is a Level 2 input. Changes in fair value of these instruments are recognized in interest expense on the Condensed Consolidated Statements of Comprehensive Income (Loss). At June 30, 2019 and December 31, 2018, the valuation of the interest rate caps resulted in the recognition of assets with minimal values both individually and in the aggregate, which are included within Other assets, net on the Condensed Consolidated Balance Sheets. We entered into cap rate transactions as described in the table below as of June 30, 2019.

Subsidiary	Institution	Original Notional Amount	LIBOR Reference Rate Cap	Expiration
		(In millions)
RLH Atla Venture	SMBC Capital Markets, Inc.	$9.3	3%	September 2019
RLH DC Venture	Commonwealth Bank of Australia	$16.0	3%	October 2019

10.	Leases

We lease equipment and land and/or property at certain company operated hotel properties as well as office space for our headquarters through operating leases. We have elected the practical expedient so that leases with an initial term of 12 months or less are not recorded on the balance sheet.

We are obligated under finance leases for certain hotel equipment at our company operated hotel locations. The finance leases typically have a five year term.

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	June 30, 2019
Operating lease right-of-use assets	$50,830

Operating lease liabilities, due within one year	$4,787
Operating lease liabilities, due after one year	47,152
Total operating lease liabilities	$51,939

Finance Leases	June 30, 2019
Property and equipment	$660
Less accumulated depreciation	(367)
Property and equipment, net	$293

Other accrued liabilities	$159
Deferred income and other long-term liabilities	153
Total finance lease liabilities	$312

The components of lease expense during the three and six months ended June 30, 2019 are included in the following table (in thousands):

	Financial Statement Line Item(s)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	Selling, general, administrative and other expenses, and Company operated hotels	$1,143	$2,276
Short-term lease expense	Selling, general, administrative and other expenses, and Company operated hotels	158	405
Finance lease expense
Amortization of finance right-of-use assets	Depreciation and amortization	34	69
Interest on lease liabilities	Interest expense	8	16
Total finance lease expense		42	85

Total lease expense		$1,343	$2,766

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash used in operating activities for operating leases	$1,182	$2,351
Cash used in operating activities for finance leases	8	16
Cash used in financing activities for finance leases	35	69

During the three and six months ended June 30, 2019, we recognized ROU assets of $181,000 and associated operating lease liabilities of $202,000 upon commencement of leases for space in our Spokane office. There were no new finance lease assets or associated liabilities during the three and six months ended June 30, 2019.

Information related to the weighted average remaining lease terms and discount rates for our leases as of June 30, 2019 is included in the following table:

June 30, 2019
Weighted average remaining lease term (in years)
Operating leases	69
Finance leases	3
Weighted average discount rate
Operating leases	7.2%
Finance leases	9.3%

The future maturities of lease liabilities at June 30, 2019, are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019 (remainder)	$2,393	$86
2020	4,809	149
2021	4,813	75
2022	4,776	38
2023	4,739	11
Thereafter	248,844	—
Total lease payments	270,374	359
Less: imputed interest	218,435	47
	$51,939	$312

The future maturities of lease liabilities in the table above do not differ materially from future minimum rental payments under the previous leasing standard.

Two leases comprise $248.8 million of future operating lease maturities beyond 2023. One is a ground lease for our Hotel RL Washington DC property with a term through 2080 and the other is a ground lease for our Red Lion Anaheim property with a lease term through 2021 but includes renewal options through 2106 that are reasonably assured to be exercised.

11.	Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. During the three months ended June 30, 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California laws. The related expense has been recognized in Company operated hotels expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

12.	Stock Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan ("2015 Plan") authorizes the grant or issuance of various stock options including restricted stock units, and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015, and amended in 2017, and as amended provides for awards of 2.9 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2019, there were 439,907 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan, as amended.

Stock based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and six months ended June 30, 2019 and 2018 stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	$678	$775	$1,290	$1,192
Unrestricted stock awards	130	114	259	229
Performance stock units	(196)	184	(49)	261
Stock options	21	17	43	34
Employee stock purchase plan	13	6	19	20
Total stock-based compensation	$646	$1,096	$1,562	$1,736

Restricted Stock Units

Restricted stock units granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the plans upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the six months ended June 30, 2019 and 2018 was approximately $5.8 million and $1.9 million, respectively. We expect to recognize an additional $5.6 million in compensation expense over the remaining weighted average vesting periods of 27 months.

A summary of restricted stock unit activity for the six months ended June 30, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	1,288,714	$8.47
Granted	353,361	$8.28
Vested	(726,139)	$7.45
Forfeited	(142,209)	$9.06
June 30, 2019	773,727	$9.23

Performance Stock Units, Shares Issued as Compensation

We grant performance stock units ("PSUs") to certain of our executives under the 2015 Plan, as amended. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. The remaining compensation expense related to PSUs of approximately $1.4 million will be recognized over the next 30 months.

A summary of performance stock unit activity for the six months ended June 30, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	209,201	$8.23
Granted	218,437	$8.08
June 30, 2019	427,638	$8.15

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested, and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of unrestricted stock granted	15,556	12,062	30,911	23,751
Weighted average grant date fair value per share	$8.33	$9.50	$8.38	$9.65

13.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator - basic and diluted:
Net income (loss)	$(3,608)	$(1,663)	$(8,004)	$5,675
Net (income) loss attributable to noncontrolling interest	774	(659)	1,060	(5,409)
Net income (loss) attributable to RLH Corporation	$(2,834)	$(2,322)	$(6,944)	$266

Denominator:
Weighted average shares - basic	24,856	24,352	24,730	24,227
Weighted average shares - diluted	24,856	24,352	24,730	25,239

Earnings (loss) per share - basic	$(0.11)	$(0.10)	$(0.28)	$0.01
Earnings (loss) per share - diluted	$(0.11)	$(0.10)	$(0.28)	$0.01

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, and warrants to purchase common shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock Options(1)
Dilutive awards outstanding	—	—	—	5,815
Antidilutive awards outstanding	81,130	81,130	81,130	75,315
Total awards outstanding	81,130	81,130	81,130	81,130

Restricted Stock Units(2)
Dilutive awards outstanding	—	—	—	752,936
Antidilutive awards outstanding	773,727	1,438,723	773,727	685,787
Total awards outstanding	773,727	1,438,723	773,727	1,438,723

Performance Stock Units(3)
Dilutive awards outstanding	—	—	—	98,532
Antidilutive awards outstanding	314,684	298,521	314,684	199,989
Total awards outstanding	314,684	298,521	314,684	298,521

Warrants(4)
Dilutive awards outstanding	—	—	—	154,733
Antidilutive awards outstanding	442,533	442,533	442,533	287,800
Total awards outstanding	442,533	442,533	442,533	442,533
(1) All stock options for the three and six months ended June 30, 2019 and the three months ended June 30, 2018 were anti-dilutive as a result of the net loss attributable to RLH Corporation for these periods. If we had reported net income for the three and six months ended June 30, 2019, no stock options would have been dilutive as a result of the RLH Corporation weighted average share price during the reporting periods. If we had reported net income for the three months ended June 30, 2018, 7,204 stock options would have been dilutive.
(2) Restricted stock units were anti-dilutive for the three and six months ended June 30, 2019 and the three months ended June 30, 2018 due to our net loss in the reporting periods. If we had reported net income for the three and six months ended June 30, 2019 then 138,683 and 156,398 units, respectively, would have been dilutive. If we had reported net income for the three months ended June 30, 2018 then 729,145 units would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets are met. PSU’s were anti-dilutive for three and six months ended June 30, 2019 as no performance targets had been achieved during those periods. Had performance targets been met for the three and six months ended June 30, 2019 then 74,903 and 75,976 units, respectively, would have been dilutive. PSU’s were also anti-dilutive for the six months ended June 30, 2018. There would have been 105,179 units that were dilutive for the six months ended June 30, 2018 had the performance targets been achieved.
(4) All warrants for the three and six months ended June 30, 2019 and the three months ended June 30, 2018 were anti-dilutive due to the net loss attributable to RLH in each reporting period. If we had reported net income for the three and six months ended June 30, 2019, 52,818 and 72,408 warrants, respectively, would have been dilutive. If we had reported net income for the three months ended June 30, 2018, 160,041 warrants would have been dilutive.

14.	Income Taxes

We recognized an income tax provision (benefit) of $108,000 and $(348,000) for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018 we recognized an income tax provision (benefit) of $190,000 and $(213,000), respectively. The income tax provision varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for GAAP purposes.

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

Cash, Restricted cash and Accounts receivable carrying values approximate fair value due to the short-term nature of these items. We estimate the fair value of our Notes receivable using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We estimate the fair value of our Long-term debt and Operating lease obligations using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. The fair values provided below are not necessarily indicative of the amounts we or the debt holders could realize in a current market exchange. In addition, potential income tax ramifications related to the realization of gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration. Estimated fair values of financial instruments are shown in the table below (in thousands).

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$1,967	$1,967	$2,103	$2,103
Financial liabilities:
Debt	$58,317	$57,487	$44,523	$43,880
Total finance lease obligations	312	312	378	378

16.	Related Party Transactions

All three of our current joint ventures - RL Venture, RLS Atla Venture, and RLS DC Venture, and our former joint venture RLS Balt Venture, which was dissolved in October 2018 - have agreed to pay to Shelbourne Capital, LLC ("Shelbourne Capital") an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne Capital is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the noncontrolling interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the three months ended June 30, 2019 and 2018 totaled $34,000 and $71,000, respectively. The amount Shelbourne Capital earned from all four joint ventures during the six months ended June 30, 2019 and 2018 totaled $54,000 and $147,000, respectively. Columbia Pacific Opportunity Fund, LP ("CP"), previously one of our largest shareholders, is an investor in Shelbourne Falcon, our joint venture partner in RL Venture. During the three months ended June 30, 2019 and 2018, Shelbourne Capital earned $29,000 and $55,000, respectively, from RL Venture. During the six months ended June 30, 2019 and 2018, Shelbourne Capital earned $42,000 and $117,000, respectively, from RL Venture. We did not pay any investor relations fees to Shelbourne Capital related to the RLS Balt Venture after October 2018.

Effective March 2016, our wholly owned subsidiary, RL Management, entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continued to manage the property on a month-to-month basis until October 2018. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC ("HNA"), previously one of our largest shareholders. Under that contract, our subsidiary is entitled to a monthly management fee equal to $8,333 or 3% of the hotel’s gross operating revenues, whichever is greater. During the three and six months ended June 30, 2018, we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $25,000 and $50,000, respectively. On June 12, 2018, HNA sold their common shares in RLH to a third party, no longer making them a related party.

On September 30, 2016, we acquired the operating assets and assumed certain liabilities relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. ("TESI") and Vantage Hospitality Group, Inc. From the date of the acquisition, our board appointed Bernard T. Moyle, as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development. Messrs. Moyle and Bloss are shareholders of TESI and Vantage Hospitality.

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

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During the three and six months ended June 30, 2018, the Company billed the property approximately $77,000 and $161,000, respectively, for franchise fees and related services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. ("Cal-Vegas"), of which TESI (owned by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties for the three and six months ended June 30, 2018 were as follows: Lexington Inn & Suites, Daytona Beach, $18,000 and $35,000, respectively, and ABVI Las Vegas, $1,000 and $1,000, respectively.

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to HEI Hotels and Resorts. During the three and six months ended June 30, 2019, we paid $312,000 and $540,000, respectively, in management fees to HEI Hotels and Resorts for management of these properties.

On January 14, 2019, the Company announced the appointment of Julie Shiflett as Chief Financial Officer of RLH. Prior to this appointment, the Company paid consulting fees to NorthWest CFO, a consulting firm of which Ms. Shiflett is a Principal. Payments made to NorthWest CFO for consulting fees during the three months ended June 30, 2019 and 2018 totaled $0 and $224,000, respectively and during the six months ended June 30, 2019 and 2018 totaled $49,000 and $230,000, respectively. The payments made during 2019 were for services rendered by NorthWest CFO in 2018. No services have been performed by NorthWest CFO on behalf of RLH subsequent to Ms. Shiflett being appointed Chief Financial Officer.

As noted in Note 8 Debt and Line of Credit, on May 31, 2019 we executed a mortgage loan with a principal and accrued exit fee of $17.4 million with CP Business Finance I, LP, an affiliate of Columbia Pacific Opportunity Fund, LP, who held 500,000 shares of RLH common stock as of October 2018. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP.

17.	Acquisitions

Knights Inn Acquisition

On May 14, 2018, Red Lion Hotels Franchising, Inc. completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. ("KFS"), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018, for an aggregate purchase price of $27.2 million.

The following reflects our purchase price allocation (in thousands):

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

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2018 (in thousands, except per share data) (unaudited):

Six Months Ended June 30, 2018
Revenue	$74,534
Net income (loss)	7,781
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	2,372
Earnings (loss) per share attributable to RLH Corporation - basic	$0.10
Earnings (loss) per share attributable to RLH Corporation - diluted	$0.09

18.	Subsequent Events

Subsequent to June 30, 2019, we were notified that three franchisees related to Inner Circle Investments issued deeds to their lenders in lieu of foreclosure on their leasehold interests. The lenders subsequently initiated sale proceedings on the related leaseholds. On July 16th and July 21st, 2019, an additional two related franchisees ceased operations until further notice, and on July 22nd and 25th, 2019, two additional related franchisees filed for voluntary bankruptcy protection under Chapter 11 of the United Stated Bankruptcy Code. All seven properties continue to have active franchise license agreements with us.
As of June 30, 2019, these franchises owe us approximately $1.0 million in trade receivables, $0.5 million in collateralized loans, and $0.2 million in brand standard loans. In addition, we have an asset of $3.3 million in unamortized key money related to these franchise agreements. The collateralized loans are secured by the property purchased with their proceeds. All outstanding receivables, loans, and key money assets are collateralized by an equity interest in one of the leaseholds as well as a personal guarantee of the owner. Given all of the franchises continue to have active franchise license agreements with us and given the estimated value of the associated collateral, we have not recorded any additional reserves against the balances described above. We will continue to monitor the facts and circumstances surrounding this matter. If more information becomes available in subsequent periods, it could impact our conclusion on the collectability of these balances and on the Company’s future operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission on March 8, 2019, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

In this report, "we," "our," "us," "our company," "RLHC," and "RLH Corporation" refer to Red Lion Hotels Corporation, doing business as RLH Corporation, and as the context requires all, of its consolidated subsidiaries as follows:

Wholly owned subsidiaries:
•Red Lion Hotels Holdings, Inc.
•Red Lion Hotels Franchising, Inc.
•Red Lion Hotels Canada Franchising, Inc.
•Red Lion Hotels Management, Inc. ("RL Management")
•Red Lion Hotels Limited Partnership
•RL Baltimore LLC ("RL Baltimore")
•WestCoast Hotel Properties, Inc.
•Red Lion Anaheim, LLC
•RLabs, Inc.

Joint venture entities:
•RL Venture LLC ("RL Venture") in which we hold a 55% member interest
•RLS Atla Venture LLC ("RLS Atla Venture") in which we hold a 55% member interest
•RLS DC Venture LLC ("RLS DC Venture") in which we hold a 55% member interest

The terms "the network," "systemwide hotels," "system of hotels," or "network of hotels" refer to our entire group of owned, managed and franchised hotels.

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

A summary of our properties as of June 30, 2019, including the approximate number of available rooms, is provided below:

	Upscale Service Brand ("USB")		Select Service Brand ("SSB")		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2019	112	15,900	1,215	69,800	1,327	85,700
Newly opened / acquired properties	4	400	22	1,100	26	1,500
Change in brand	(1)	(100)	1	100	—	—
Terminated properties	(8)	(800)	(108)	(6,500)	(116)	(7,300)
Ending quantity, June 30, 2019	107	15,400	1,130	64,500	1,237	79,900

A summary of our executed agreements for the six months ended June 30, 2019 is provided below:

	USB	SSB	Total
Executed franchise license agreements, six months ended June 30, 2019:
New locations	9	21	30
New contracts for existing locations	3	62	65
Change from company operated to franchised	1	—	1
Total executed franchise license agreements, six months ended June 30, 2019	13	83	96

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

Our remaining activities, none of which constitutes a reportable segment, are aggregated into "other."

Overview

During 2018 we continued the growth of our franchise segment by acquiring approximately 350 franchise agreements through our acquisition of the Knights Inn franchise.

During 2019, we announced the creation of RLabs, a travel technology-based innovator that houses and builds on the groundbreaking technology platform the company has created, including RevPak. RLabs focuses on new revenue verticals, and on developing unique technology and system offerings for the hospitality industry including software, robotics, and artificial intelligence. The first offering from RLabs is Canvas Integrated Systems, an all-in-one cloud-based hospitality management suite featuring a collection of seamlessly integrated tools designed to drive revenue, secure more revenue opportunities, automate channel management and reduce cost and friction for independent hotel owners.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$28,925	$38,612	$54,909	$71,651
Total operating expenses	31,196	38,943	60,645	62,420
Operating income (loss)	(2,271)	(331)	(5,736)	9,231
Other income (expense):
Interest expense	(1,109)	(1,702)	(1,991)	(3,949)
Loss on early retirement of debt	(164)	—	(164)	—
Other income (loss), net	44	22	77	180
Income (loss) before taxes	(3,500)	(2,011)	(7,814)	5,462
Income tax expense (benefit)	108	(348)	190	(213)
Net income (loss)	(3,608)	(1,663)	(8,004)	5,675
Net (income) loss attributable to noncontrolling interest	774	(659)	1,060	(5,409)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(2,834)	$(2,322)	$(6,944)	$266

Non-GAAP Financial Measures (1)
EBITDA	$1,718	$4,392	$1,733	$18,504
Adjusted EBITDA	$3,727	$6,646	$4,725	$7,707
(1) The definitions of "EBITDA," and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended June 30, 2019, we reported net loss of $3.6 million, which included $0.6 million of stock based compensation, $1.0 million related to a legal settlement, $0.2 million of acquisition and integration costs, and a $0.2 million loss on early retirement of debt resulting from the replacement of a mortgage loan at RLS DC Venture.

For the three months ended June 30, 2018, we reported net loss of $1.7 million, which included $1.7 million on asset dispositions related to the sale of two hotels, $2.0 million of acquisition and integration costs and $0.8 million of employee separation costs.

For the six months ended June 30, 2019, we reported net loss of $8.0 million, which included $1.6 million of stock based compensation, $1.0 million related to a legal settlement, $0.2 million of acquisition and integration costs, a $0.2 million loss on early retirement of debt resulting from the replacement of a mortgage loan at RLS DC Venture.

For the six months ended June 30, 2018, we reported net income of $5.7 million, which included a $15.6 million gain on asset dispositions related to the sale of seven hotels, acquisition and integration costs of $2.1 million and $1.0 million of employee separation costs.

The above special items are excluded from operating results in Adjusted EBITDA. For the three months ended June 30, 2019, Adjusted EBITDA was $3.7 million compared with $6.6 million in 2018. For the six months ended June 30, 2019, Adjusted EBITDA was $4.7 million compared with $7.7 million in 2018. The decrease is primarily due to the sale of nine hotels throughout 2018.

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

During the fourth quarter of 2018, we modified the definition of Adjusted EBITDA as used in prior periods to exclude the effect of stock compensation expense. We believe that the exclusion of this item is consistent with the purposes of the measure described below and we have applied this modification to all prior periods presented.

EBITDA and Adjusted EBITDA are commonly used measures of performance in our industry. We utilize these measures because management finds them a useful tool to calculate more meaningful comparisons of past, present and future operating results and as a means to evaluate the results of core, ongoing operations. Our board of directors and executive management team consider Adjusted EBITDA to be a key performance metric and compensation measure. We believe they are a complement to reported operating results. EBITDA and Adjusted EBITDA are not intended to represent net income (loss) defined by generally accepted accounting principles in the United States of America ("GAAP"), and such information should not be considered as an alternative to reported information or any other measure of performance prescribed by GAAP. In addition, other companies in our industry may calculate EBITDA and, in particular, Adjusted EBITDA differently than we do or may not calculate them at all, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(3,608)	$(1,663)	$(8,004)	$5,675
Depreciation and amortization	4,109	4,701	7,556	9,093
Interest expense	1,109	1,702	1,991	3,949
Income tax expense (benefit)	108	(348)	190	(213)
EBITDA	1,718	4,392	1,733	18,504
Stock-based compensation (1)	646	1,096	1,562	1,736
Acquisition and integration costs (2)	173	1,997	235	2,101
Employee separation and transition costs (3)	35	844	35	975
Loss on early retirement of debt (4)	164	—	164	—
Loss (gain) on asset dispositions (5)	39	(1,683)	44	(15,609)
Legal settlement expense (6)	952	—	952	—
Adjusted EBITDA	3,727	6,646	4,725	7,707
Adjusted EBITDA attributable to noncontrolling interests	(458)	(1,409)	(1,005)	(1,862)
Adjusted EBITDA attributable to RLH Corporation	$3,269	$5,237	$3,720	$5,845

(1)  Costs represent total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses, Company operated hotels and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(2)  Costs for 2019 are associated with the continued integration of the Knights Inn acquisition as well as costs incurred for potential acquisitions in the current period. Costs are associated with the acquisition of Knights Inn in May 2018 and continued integration costs from the Vantage acquisition made in 2017. These costs are included within Acquisition and integration costs on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(3)  The costs recognized in 2019 relate to a reduction in force that was implemented in the second quarter of 2019. The costs recognized in 2018 relate to employee separation, primarily for severance agreements with our Chief Operating Officer, and President of Global Development in May 2018. These costs are included within Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(4)  The loss on early retirement of debt relates to unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a mortgage loan at RLS DC Venture, which was replaced through a new mortgage loan with a different lender.

(5)  The gains relate to the sale of seven properties during the six months ended June 30, 2018, two of which were sold during the three months ended June 30, 2018. There is no comparable activity during the six months ended June 30, 2019.

(6)  Legal settlement expense relates to a settlement agreement with former hotel workers regarding a wage dispute. This expense is included in Company operated hotels expense on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Franchise and Marketing, Reservations and Reimbursables Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Royalty	$5,867	$5,770	$11,607	$10,045
Other franchise	1,214	804	1,756	1,396
Marketing, reservations and reimbursables	7,603	7,027	14,332	12,283

Three months ended June 30, 2019 and 2018

Royalty revenue increased $0.1 million or 2%, revenues from Marketing, reservations, and reimbursables revenue increased by $0.6 million or 8%, and Other franchise revenues increased $0.4 million or 51% for the three months ended June 30, 2019 compared with the same period in 2018. These increases are primarily due to additional revenues from the acquisition of Knights Inn franchised hotels in May 2018 plus additional organic growth, partially offset by a reduction from terminated agreements.

Six months ended June 30, 2019 and 2018

Royalty revenue increased $1.6 million or 16%, revenues from Marketing, reservations and reimbursables increased $2.0 million or 17%, and Other franchise revenues increased $0.4 million or 26% for the six months ended June 30, 2019 compared with the same period in 2018. These increases are primarily due to additional revenues from the acquisition of Knights Inn franchised hotels in May 2018 plus additional organic growth, partially offset by a reduction from terminated agreements.

Company Operated Hotels Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2019	2018	2019	2018
Company operated hotels	$14,236	$25,005	$27,206	$47,901

Three months ended June 30, 2019 and 2018

During the three months ended June 30, 2019, revenue from our Company operated hotels segment decreased $10.8 million or 43% compared with the same period in 2018. The decrease was driven primarily by the disposal of nine hotel properties during 2018. There were no hotel properties sold during the three months ended June 30, 2019.

Six months ended June 30, 2019 and 2018

During the six months ended June 30, 2019, revenue from our Company operated hotels segment decreased $20.7 million or 43% compared with the same period in 2018. The decrease was driven primarily by the disposal of nine hotel properties during 2018. There were no hotel properties sold during the six months ended June 30, 2019.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, selling, general, administrative and expenses, depreciation and amortization, asset impairment, gain or loss on asset dispositions and acquisition and integration costs.

Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing, reservations and reimbursables	$7,847	$7,214	$15,008	$12,773
Company operated hotels	12,532	18,618	24,077	38,873
Selling, general, administrative and other expenses	6,497	8,268	13,725	15,478
Depreciation and amortization	4,109	4,701	7,556	9,093
Loss (gain) on asset dispositions, net	38	(1,855)	44	(15,898)
Acquisition and integration costs	173	1,997	235	2,101
Total operating expenses	$31,196	$38,943	$60,645	$62,420

Three months ended June 30, 2019 and 2018

Marketing, reservations and reimbursables expenses increased by $0.6 million or 9%. This increase was primarily due to supporting the growth in our mid-scale hotels as well as additional expenses related to our Knights Inn acquisition. The expense increase is consistent with the increase in Marketing, reservations and reimbursables revenues.

Company operated hotels expenses decreased by $6.1 million or 33% and Depreciation and amortization expense decreased $0.6 million or 13%. The decreases were driven primarily by the disposal of nine properties during the year ended December 31, 2018, two of which were disposed of during the three months ended June 30, 2018. There were no hotel properties sold during the three months ended June 30, 2019. The decrease in Depreciation and amortization was partially offset by additional amortization recognized from finite-lived intangible assets acquired as part of the Knights Inn acquisition in 2018 and other fixed assets placed in service during the remainder of 2018 and the first six months of 2019.

Selling, general, administrative and other expenses decreased by $1.8 million or 21% for the three months ended June 30, 2019 compared with three months ended June 30, 2018. The decrease was driven by a reduction in franchise development and operation expenses, as well a reduction in overall compensation expense including stock compensation.

We recognized a net Gain on asset dispositions of $1.9 million from the disposal of two hotel properties during the second quarter of 2018 with no comparable activity in 2019.

Acquisition and integration costs decreased by $1.8 million for the second quarter of 2019 compared with 2018. There were no completed acquisitions during the second quarter of 2019 while Knights Inn was acquired during the second quarter of 2018. Integration activities for the Knights Inn acquisition continued during the second quarter of 2019 in addition to due diligence costs for potential acquisitions.

Six months ended June 30, 2019 and 2018

Marketing, reservations and reimbursables expenses increased by $2.2 million or 17% during the six months ended June 30, 2019. This increase was primarily due to supporting the growth in our mid-scale hotels as well as additional expenses related to our Knights Inn acquisition. The expense increase is consistent with the increase in Marketing, reservations and reimbursables revenues.

Company operated hotels expenses decreased by $14.8 million or 38% and Depreciation and amortization expense decreased $1.5 million or 17%. The decreases were driven primarily by the disposal of nine properties during the year ended December 31, 2018, seven of which were disposed of during the six months ended June 30, 2018. There were no hotel properties sold during the six months ended June 30, 2019. The decrease in Depreciation and amortization was partially offset by additional amortization recognized from finite-lived intangible assets acquired as part of the Knights Inn acquisition in 2018 and other fixed assets placed in service during the remainder of 2018 and the first six months of 2019.

Selling, general, administrative and other expenses decreased by $1.8 million or 11% for the six months ended June 30, 2019 compared with six months ended June 30, 2018. The decrease was driven by a reduction in franchise development and operation expenses, as well a reduction in overall compensation expense including stock compensation.

We recognized a net Gain on asset dispositions of $15.9 million from primarily, the disposal of seven hotel properties during the six months ended June 30, 2018 with no comparable activity in 2019.

Acquisition and integration costs decreased by $1.9 million for the six months ended June 30, 2019 compared with 2018. There were no completed acquisitions during the second quarter of 2019 while Knights Inn was acquired during the second quarter of 2018. Integration activities for the Knights Inn acquisition continued during the second quarter of 2019 in addition to due diligence costs for potential acquisitions.

Interest Expense

Interest expense decreased $0.6 million in the second quarter of 2019 and $2.0 million during the six months ended June 30, 2019 compared with the same periods in 2018. The decreases were primarily due to hotel sales and the related reduction in debt outstanding from period to period.

Income Taxes

For the three and six months ended June 30, 2019, we reported income tax expense of $108,000 and $190,000 compared with income tax benefit of $(348,000) and $(213,000) for the same periods in 2018. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 14 Income Taxes within Item 1. Financial Statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $2.7 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively. We believe that we have sufficient liquidity to fund our operations at least through August 2020.

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

Sources and Uses of our Cash, Cash Equivalents, and Restricted Cash

The following table summarizes our net cash flows for operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$3,055	$(4,746)
Net cash provided by (used in) investing activities	(2,691)	28,560
Net cash provided by (used in) financing activities	2,653	(29,436)

Operating Activities

Net cash provided by operating activities totaled $3.1 million during the first six months of 2019 compared with cash used in operating activities of $4.7 million during the same period in 2018. The primary drivers of the change in cash flows were an improvement in net loss excluding gain on asset dispositions net of approximately $2.2 million and a $4.6 million reduction in key money disbursed for the six months ended June 30, 2019 compared to the prior period.

Investing Activities

Net cash used in investing activities totaled $2.7 million during the first six months of 2019 compared with cash provided by investing activities of $28.6 million during the same period in 2018. Cash spent for capital expenditures was reduced by $0.8 million during the six months ended June 30, 2019 compared with the same period in 2018. During the six months ended June 30, 2018 we acquired Knights Inn and disposed of seven hotels from our company operated hotels portfolio.

Financing Activities

Net cash provided by financing activities was $2.7 million during the first six months of 2019 compared with cash used in financing activities of $29.4 million in the first six months of 2018. During the six months ended June 30, 2019 we executed new mortgage loans for three company operated hotel properties while paying off one. Some of the loan proceeds were distributed to joint venture partners and used to pay down a portion of the outstanding principal on our Senior Secured Term Loan. During the six months ended June 30, 2018 we executed the Senior Secured Term Loan to finance our acquisition of Knights Inn and we repaid outstanding debt on mortgage loans related to the seven hotel properties disposed of during the period.

Debt

As of June 30, 2019, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $56.5 million.

During the six months ended June 30, 2019 we executed term loans at each of the two properties held by RL Venture for a total principal amount of $16.6 million. Proceeds from the loans were distributed to the Partners of RL Venture in accordance with ownership interest percentage. We transferred $4.2 million of the proceeds received into a cash collateral account, which is included in Restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2019. In April 2019, the $4.2 million in the cash collateral account was applied against the outstanding principal balance of the Senior Secured Term Loan.

We also executed a new mortgage loan agreement at the RLH DC Venture property for a total principal and accrued exit fee of $17.4 million. The proceeds from the loan were immediately used to pay off the existing mortgage loan on the property, which had an outstanding principal balance of $15.9 million at the time of closing.

See Note 8 Debt and Line of Credit within Item 1. Financial Statements of this quarterly report on Form 10-Q, for further additional information about our debt obligations.

Contractual Obligations

Other than the issuance of two term loans for the remaining properties in RL Venture and the replacement of a mortgage loan by RLS DC Venture as described in Note 8 Debt and Line of Credit within Item 1. Financial Statements of this quarterly report on Form 10-Q, there were no material changes to our contractual obligations from what we previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Since the date of our annual report on Form 10-K for the fiscal year ended December 31, 2018, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them, other than those described in Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q.

New and Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent GAAP accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from outstanding debt. As of June 30, 2019, our outstanding line of credit and debt, excluding unamortized origination fees, was $58.3 million. Of this total debt, $40.9 million of the debt is subject to variable rate based on the LIBOR index.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. At June 30, 2019, $9.1 million of our outstanding debt was subject to interest rate caps, which effectively cap the associated LIBOR reference rates and reduces our exposure to the impact of changing interest rates and future cash outflows for interest. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2018, and Note 9 Derivative Financial Instruments within Item 1. Financial Statements. Our exposures to market risk have not changed materially since December 31, 2018.

A 100 basis point change in the underlying interest rates on our $40.9 million of variable rate debt not subject to interest rate caps would result in approximately a $0.4 million increase or decrease in annual long-term debt interest expense.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at June 30, 2019 on our Condensed Consolidated Balance Sheets (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Total Debt	$26,528	$—	$16,600	$—	$15,189	$—	$58,317	$57,487
Average interest rate							6.4%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California laws.

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

10.1
Form of Performance-Based Restricted Stock Unit Agreement - Notice of Grant (incorporated by reference to Exhibit 10.1 in the current report of Form 8-K (Commission File No. 001-13957) filed on May 28, 2019)

10.2	2019 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on September 7, 2018)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Gregory T. Mount	President and Chief Executive Officer (Principal Executive Officer)	August 6, 2019
Gregory T. Mount

By:	/s/ Julie Shiflett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 6, 2019
Julie Shiflett