Form 10-Q
period 2019-09-30
Red Lion Hotels CORP
filed 2019-11-12
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were 25,147,382 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($4,363 and $4,564 attributable to VIEs)	$18,267	$17,034
Restricted cash ($2,930 and $2,652 attributable to VIEs)	2,930	2,755
Accounts receivable ($1,405 and $1,064 attributable to VIEs), net of an allowance for doubtful accounts of $3,377 and $2,345, respectively	19,496	18,575
Notes receivable, net	4,188	2,103
Other current assets ($716 and $680 attributable to VIEs)	4,961	6,218
Total current assets	49,842	46,685
Property and equipment, net ($67,514 and $74,250 attributable to VIEs)	107,554	115,522
Operating lease right-of-use assets ($10,855 and $0 attributable to VIEs)	48,553	—
Goodwill	18,595	18,595
Intangible assets, net	58,233	60,910
Other assets, net ($703 and $705 attributable to VIEs)	5,085	8,075
Total assets	$287,862	$249,787

LIABILITIES
Current liabilities:
Accounts payable ($890 and $650 attributable to VIEs)	$5,176	$5,322
Accrued payroll and related benefits ($342 and $369 attributable to VIEs)	1,868	5,402
Other accrued liabilities ($895 and $1,092 attributable to VIEs)	5,519	4,960
Long-term debt, due within one year ($24,628 and $25,056 attributable to VIEs)	24,628	25,056
Operating lease liabilities, due within one year ($966 and $0 attributable to VIEs)	4,801	—
Total current liabilities	41,992	40,740
Long-term debt, due after one year, net of debt issuance costs ($16,468 and $0 attributable to VIEs)	20,496	9,114
Line of credit, due after one year	10,000	10,000
Operating lease liabilities, due after one year ($11,941 and $0 attributable to VIEs)	46,871	—
Deferred income and other long-term liabilities ($330 and $480 attributable to VIEs)	1,541	2,245
Deferred income taxes	1,217	772
Total liabilities	122,117	62,871

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 25,118,512 and 24,570,158 shares issued and outstanding	252	246
Additional paid-in capital, common stock	182,723	182,018
Accumulated deficit	(26,923)	(16,512)
Total RLH Corporation stockholders' equity	156,052	165,752
Noncontrolling interest	9,693	21,164
Total stockholders' equity	165,745	186,916
Total liabilities and stockholders’ equity	$287,862	$249,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue:
Royalty	$5,909	$6,530	$17,516	$16,575
Other franchise	2,016	1,016	3,772	2,412
Company operated hotels	16,633	20,857	43,839	68,758
Marketing, reservations and reimbursables	8,300	7,591	22,632	19,874
Other	5	6	13	32
Total revenues	32,863	36,000	87,772	107,651
Operating expenses:
Selling, general, administrative and other expenses	8,196	8,112	21,921	23,590
Company operated hotels	12,673	16,051	36,750	54,924
Marketing, reservations and reimbursables	7,080	7,453	22,088	20,226
Depreciation and amortization	3,636	3,621	11,192	12,714
Asset impairment	5,382	7,100	5,382	7,100
Loss (gain) on asset dispositions, net	1	(26,196)	45	(42,094)
Transaction and integration costs	201	95	436	2,196
Total operating expenses	37,169	16,236	97,814	78,656
Operating income (loss)	(4,306)	19,764	(10,042)	28,995
Other income (expense):
Interest expense	(1,699)	(1,417)	(3,690)	(5,366)
Loss on early retirement of debt	—	(794)	(164)	(794)
Other income (loss), net	44	34	121	214
Total other income (expense)	(1,655)	(2,177)	(3,733)	(5,946)
Income (loss) before taxes	(5,961)	17,587	(13,775)	23,049
Income tax expense (benefit)	486	(26)	676	(239)
Net income (loss)	(6,447)	17,613	(14,451)	23,288
Net (income) loss attributable to noncontrolling interest	2,980	(8,670)	4,040	(14,079)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(3,467)	$8,943	$(10,411)	$9,209

Earnings (loss) per share - basic	$(0.14)	$0.36	$(0.42)	$0.38
Earnings (loss) per share - diluted	$(0.14)	$0.35	$(0.42)	$0.36

Weighted average shares - basic	25,112	24,545	24,859	24,334
Weighted average shares - diluted	25,112	25,729	24,859	25,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Noncontrolling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, January 1, 2018	23,651,212	$237	$178,028	$(18,042)	$160,223	$27,381	$187,604
Net income (loss)	—	—	—	2,588	2,588	4,750	7,338
Cumulative effect of adopting ASC Topic 606	—	—	—	(427)	(427)	—	(427)
Shared based payment activity	60,388	—	294	—	294	—	294
Vantage contingent consideration settled	414,000	4	(4)	—	—	—	—
Balances, March 31, 2018	24,125,600	241	178,318	(15,881)	162,678	32,131	194,809
Net income (loss)	—	—	—	(2,322)	(2,322)	659	(1,663)
Shared based payment activity	120,918	1	1,004	—	1,005	—	1,005
Vantage contingent consideration settled	—	—	2,870	—	2,870	—	2,870
Distributions to noncontrolling interests	—	—	—	—	—	(4,081)	(4,081)
Balances, June 30, 2018	24,246,518	242	182,192	(18,203)	164,231	28,709	192,940
Net income (loss)	—	—	—	8,943	8,943	8,670	17,613
Shared based payment activity	28,080	—	1,219	—	1,219	—	1,219
Distributions to noncontrolling interests	—	—	—	—	—	(16,891)	(16,891)
Balances, September 30, 2018	24,274,598	242	183,411	(9,260)	174,393	20,488	194,881
Net income (loss)	—	—	—	(7,252)	(7,252)	(950)	(8,202)
Shared based payment activity	19,560	—	1,018	—	1,018	—	1,018
Vantage contingent consideration settled	276,000	4	4	—	8	—	8
Buyout of noncontrolling interest	—	—	(2,415)	—	(2,415)	2,111	(304)
Distributions to noncontrolling interests	—	—	—	—	—	(485)	(485)
Balances, December 31, 2018	24,570,158	246	182,018	(16,512)	165,752	21,164	186,916
Net income (loss)	—	—	—	(4,110)	(4,110)	(286)	(4,396)
Shared based payment activity	56,301	1	685	—	686	—	686
Distributions to noncontrolling interests	—	—	—	—	—	(7,431)	(7,431)
Balances, March 31, 2019	24,626,459	247	182,703	(20,622)	162,328	13,447	175,775
Net income (loss)	—	—	—	(2,834)	(2,834)	(774)	(3,608)
Shared based payment activity	449,453	4	(1,034)	—	(1,030)	—	(1,030)
Balances, June 30, 2019	25,075,912	251	181,669	(23,456)	158,464	12,673	171,137
Net income (loss)	—	—	—	(3,467)	(3,467)	(2,980)	(6,447)
Shared based payment activity	42,600	1	1,054	—	1,055	—	1,055
Balances, September 30, 2019	25,118,512	$252	$182,723	$(26,923)	$156,052	$9,693	$165,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Operating activities:
Net income (loss)	$(14,451)	$23,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,192	12,714
Noncash PIK interest and amortization of debt issuance costs	929	892
Amortization of key money and contract costs	997	535
Amortization of contract liabilities	(994)	(563)
Loss (gain) on asset dispositions, net	45	(42,094)
Noncash loss on early retirement of debt	67	794
Asset impairment	5,382	7,100
Deferred income taxes	445	(1,445)
Stock-based compensation expense	2,503	2,896
Provision for doubtful accounts	1,780	651
Fair value adjustments to contingent consideration	—	581
Change in operating assets and liabilities, net of business acquired:
Accounts receivable	(2,148)	(7,293)
Notes receivable	(16)	(7)
Key money disbursements	(665)	(5,420)
Other current assets	1,014	(1,740)
Accounts payable	45	1,405
Other accrued liabilities	(1,170)	79
Net cash provided by (used in) operating activities	4,955	(7,627)
Investing activities:
Capital expenditures	(4,104)	(6,190)
Acquisition of Knights Inn	—	(26,888)
Net proceeds from disposition of property and equipment	—	113,838
Collection of notes receivable	262	—
Advances on notes receivable	(90)	(537)
Net cash provided by (used in) investing activities	(3,932)	80,223
Financing activities:
Borrowings on long-term debt, net of discounts	32,935	30,000
Repayment of long-term debt and finance leases	(22,510)	(107,899)
Proceeds from line of credit borrowing	—	10,000
Debt issuance costs	(692)	(1,317)
Distributions to noncontrolling interest	(7,430)	(20,972)
Contingent consideration paid for Vantage Hospitality acquisition	—	(4,000)
Stock-based compensation awards canceled to settle employee tax withholding	(2,135)	(615)
Stock option and stock purchase plan issuances, net and other	217	238
Net cash provided by (used in) financing activities	385	(94,565)

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	1,408	(21,969)
Cash, cash equivalents and restricted cash at beginning of period	19,789	44,858
Cash, cash equivalents and restricted cash at end of period	$21,197	$22,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

A summary of our properties as of September 30, 2019, including the approximate number of available rooms, is provided below:

	Upscale Service Brand ("USB")		Select Service Brand ("SSB")		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2019	112	15,900	1,215	69,800	1,327	85,700
Newly opened / acquired properties	7	600	28	1,400	35	2,000
Change in brand	(1)	(100)	1	100	—	—
Terminated properties	(17)	(1,900)	(159)	(10,100)	(176)	(12,000)
Ending quantity, September 30, 2019	101	14,500	1,085	61,200	1,186	75,700

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

At the commencement date of a lease, we recognize a lease liability for contractual fixed lease payments and a corresponding right-of-use asset representing our right to use the underlying asset during the lease term. The lease liability is measured initially as the present value of the contractual fixed lease payments during the lease term. The lease term additionally includes renewal periods only if it is reasonably certain that we will exercise the options. Contractual fixed lease payments are discounted at the rate implicit in the lease when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date. For the adoption of Accounting Standards Update ("ASU") 2016-02, we measured our lease liabilities using our incremental borrowing rate as of January 1, 2019. Additionally, we elected not to recognize leases with lease terms of 12 months or less at the commencement date in our Condensed Consolidated Balance Sheets. The right-of-use asset is recognized at the amount of the lease liability with certain adjustments, if applicable. These adjustments include lease incentives, prepaid rent, and initial direct costs.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, as amended by multiple subsequent ASUs, which will change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the current "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. In October 2019, an update was issued to the standard that deferred the effective date of the guidance to the first quarter of 2023 for smaller reporting companies such as us. We are currently evaluating the effects of this ASU on our financial statements, and such effects have not yet been determined.

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

We have two operating segments: franchised hotels and company operated hotels. The "other" segment consists of miscellaneous revenues and expenses, cash and cash equivalents, certain receivables, certain property and equipment and general and administrative expenses, which are not specifically associated with an operating segment. Management reviews and evaluates the operating segments exclusive of interest expense, income taxes and certain corporate expenses; therefore, they have not been allocated to the operating segments. We allocate selling, general, administrative and other expenses to our operating segments. All balances have been presented after the elimination of inter-segment and intra-segment revenues and expenses.

Selected financial information is provided below (in thousands):

Three Months Ended September 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$16,225	$16,633	$5	$32,863
Operating expenses:
Segment and other operating expenses	10,758	13,007	4,184	27,949
Depreciation and amortization	1,015	1,777	844	3,636
Asset impairment	—	5,382	—	5,382
Loss (gain) on asset dispositions, net	—	2	(1)	1
Transaction and integration costs	(6)	164	43	201
Operating income (loss)	$4,458	$(3,699)	$(5,065)	$(4,306)

Three Months Ended September 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$15,137	$20,857	$6	$36,000
Operating expenses:
Segment and other operating expenses	9,220	16,999	5,397	31,616
Depreciation and amortization	986	2,170	465	3,621
Asset impairment	—	7,100	—	7,100
Loss (gain) on asset dispositions, net	—	(26,143)	(53)	(26,196)
Transaction and integration costs	95	—	—	95
Operating income (loss)	$4,836	$20,731	$(5,803)	$19,764

Nine Months Ended September 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$43,920	$43,839	$13	$87,772
Operating expenses:
Segment and other operating expenses	30,138	38,331	12,290	80,759
Depreciation and amortization	3,039	5,650	2,503	11,192
Asset impairment	—	5,382	—	5,382
Loss (gain) on asset dispositions, net	(1)	45	1	45
Transaction and integration costs	90	164	182	436
Operating income (loss)	$10,654	$(5,733)	$(14,963)	$(10,042)

Nine Months Ended September 30, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$38,861	$68,758	$32	$107,651
Operating expenses:
Segment and other operating expenses	26,486	57,667	14,587	98,740
Depreciation and amortization	3,044	8,328	1,342	12,714
Asset impairment	—	7,100	—	7,100
Loss (gain) on asset dispositions, net	—	(41,994)	(100)	(42,094)
Transaction and integration costs	2,196	—	—	2,196
Operating income (loss)	$7,135	$37,657	$(15,797)	$28,995

4.	Variable Interest Entities

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

The following table includes the ownership percentages for each of our joint ventures as of September 30, 2019 and December 31, 2018:

	RLH Corporation	Joint Venture Partner
RL Venture	55%	45%
RLS Atla Venture	55%	45%
RLS DC Venture	55%	45%

There were no cash contributions or distributions by partners to any of the joint venture entities during the three and nine months ended September 30, 2019 or 2018 except as otherwise described below.

RL Venture

In February 2018, five of the RL Venture properties were sold for an aggregate sales price of $47.2 million. In April 2018, one RL Venture property sold for $5.5 million, in May 2018, one RL Venture property sold for $9.3 million, and in July 2018 two additional RL Venture properties sold for $54.5 million. As of September 30, 2019, RL Venture has two remaining properties.

In March 2019, secured loans with an aggregate principal of $16.6 million were entered into for the two remaining properties. Shortly thereafter the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. Cash distributions may also be made periodically based on calculated distributable income. During the nine months ended September 30, 2019 and 2018, cash distributions totaled $16.5 million and $46.5 million, of which RLH Corporation received $9.1 million and $25.6 million, respectively.

RLS Atla Venture

In March 2019, $2.8 million of cash previously contributed to RLS Atla Venture by RLH Corporation was classified as preferred capital and will be repaid only when the Atlanta hotel property is sold or when RLS Atla Venture is liquidated. Upon such event, RLH Corporation will receive the $2.8 million plus a preferred return of 9%, compounded annually, prior to any liquidation proceeds being returned to members.

RLS DC Venture

In May 2019, a secured loan with principal and accrued exit fee of $17.4 million was executed by RLS DC Venture. The net loan proceeds were used to pay off the previous debt with a principal balance of approximately $15.9 million. There were no cash distributions resulting from the refinancing.

5.	Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Buildings and equipment	$148,100	$150,072
Furniture and fixtures	20,071	19,746
Landscaping and land improvements	2,732	2,713
	170,903	172,531
Less accumulated depreciation	(86,343)	(82,240)
	84,560	90,291
Land	19,372	19,372
Construction in progress	3,622	5,859
Property and equipment, net	$107,554	$115,522

During the three months ended September 30, 2019, we entered into individual non-binding sales agreements with third parties for four of our company operated hotels. Due to the potential for disposition within 12 months, we performed a test for recoverability using probability-weighted undiscounted cash flows on each of these four properties, noting only our Hotel RL Washington DC joint venture property did not recover the carrying value of the long-lived asset group. After calculating the fair value of the Hotel RL Washington DC joint venture property long-lived asset group, we recognized an impairment loss of $5.4 million. The fair value was determined based on the contractual selling price less expected costs to sell, which is a Level 3 fair value measurement. The impairment loss was allocated to the assets within the long-lived asset group on a pro rata basis, with $3.4 million applied against the hotel building, included within Property and equipment, net and $2.0 million applied against the Operating lease right-of-use asset on the Condensed Consolidated Balance Sheets. There were no impairments at the other three properties.

During the three months ended September 30, 2018, we recognized a $7.1 million impairment on our Hotel RL Baltimore Inner Harbor joint venture property. The default during the third quarter of 2018 on the RL Baltimore loan coupled with challenging cash flow results for the asset gave rise to the impairment. The fair value of the asset was determined by a third-party valuation that included an analysis of selling prices for similar assets as well as a discounted cash flow analysis, which are Level 3 fair value measurements. Key inputs to the fair value measurement for these assets included forecast revenues expected to be generated by the hotel factoring in the market it serves as well as forecast operating costs and capital expenditure needs based upon our planning and budgeting process. Other inputs included sales data for similarly situated hotels in the market, adjusted to reflect known differences in the assets.

During the three months ended September 30, 2018, we sold two hotel properties and during the nine months ended September 30, 2018, we sold nine hotel properties, for a total gain of $26.0 million and $41.6 million, respectively. There were no hotels sold during the three and nine months ended September 30, 2019.

6.	Goodwill and Intangible Assets

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	September 30, 2019	December 31, 2018
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$41,278	$41,278
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	3,735	4,326
Customer contracts - finite lived, net	13,092	15,178
Total intangible assets, net	$58,233	$60,910

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	September 30, 2019	December 31, 2018
Customer contracts	$20,773	$20,773
Brand name - finite lived	5,395	5,395
Accumulated amortization	(9,341)	(6,664)
Net carrying amount	$16,827	$19,504

7.	Revenue from Contracts with Customers

In July 2019, the parent entities for eight Inner Circle franchisees and the operating entities for two other Inner Circle franchisees all filed for voluntary bankruptcy protection under Chapter 11 of the United Stated Bankruptcy Code.
As of the date of this filing, three of the Inner Circle franchisees whose parent entities entered bankruptcy transferred control of their leasehold interests on their hotel properties to their lenders, and three of the Inner Circle franchisees whose parent entities entered bankruptcy ceased operations until further notice. Those six Inner Circle franchise agreements have been terminated, while the remaining four Inner Circle franchise agreements continue to be in full effect. Additionally, three replacement franchise agreements have been executed with lenders who have taken control of the properties and continue to operate them pending sale proceedings.
As of September 30, 2019, the ten Inner Circle franchisees described above in aggregate owe us the following balances:

•	Approximately $1.8 million in trade receivables, of which $0.5 million is included in pre-petition filings of Chapter 11 bankruptcies.

•
Approximately $3.1 million in various collateralized notes receivables and loans, of which $0.6 million is included in pre-petition filings of Chapter 11 bankruptcies. This balance includes $2.3 million of previously unamortized key money that was converted to notes receivable upon termination of the related franchise agreements.

•
Approximately $2.3 million in unamortized key money contract assets, of which $0.9 million included in pre-petition filings of Chapter 11 bankruptcies. The remaining $2.3 million of unamortized key money could also be converted to notes receivable if the related agreements are terminated.

The collateralized loans are secured by the property purchased with their proceeds. All outstanding receivables, loans, and key money assets are collateralized by an equity interest in one of the leaseholds as well as a personal guarantee of the owner. Given a portion of the franchises continue to have active franchise license agreements with us and given the estimated value of the associated collateral, we have concluded that $6.5 million of the total $7.2 million of contract related balances continue to be supported. As such, we have recognized an allowance of $0.7 million of pre-petition contract balances. These include $0.2 million of accounts receivable, $0.1 million of collateralized notes receivables and loan, and $0.4 million of unamortized key money. The $0.7 million allowance was recognized through bad debt expense included in Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss). We will continue to monitor the facts and circumstances surrounding this matter. If more information becomes available in subsequent periods, it could impact our conclusion on the collectability of these balances and on the Company’s future results of operations.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Financial Statement Line Item(s)	September 30, 2019	December 31, 2018
Accounts receivable	Accounts receivable, net	$19,496	$18,575
Key money disbursed	Other current assets and Other assets, net	4,212	6,409
Capitalized contract costs	Other current assets and Other assets, net	797	1,172
Contract liabilities	Other accrued liabilities and Deferred income and other long-term liabilities	1,415	1,981

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2019	$6,409	$1,172	$1,981
Key money disbursed	665	—	—
Key money converted to notes receivable	(2,442)	—	—
Costs incurred to acquire contracts	—	202	—
Cash received in advance	—	—	428
Revenue or expense recognized that was included in the January 1, 2019 balance	(388)	(533)	(905)
Revenue or expense recognized in the period for the period	(32)	(44)	(89)
Balance as of September 30, 2019	$4,212	$797	$1,415

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of September 30, 2019, including revenues related to application, initiation and other fees were as follows (in thousands):

Year Ending December 31,	Contra Revenue	Expense	Revenue
2019 (remainder)	$96	$67	$153
2020	409	220	474
2021	361	154	309
2022	336	126	223
2023	310	87	130
Thereafter	2,700	143	126
Total	$4,212	$797	$1,415

We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our: (i) royalty fees, as they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts; and (ii) hotel management fees, since they are allocated entirely to the wholly unsatisfied promise to transfer management services, which form part of a single performance obligation in a series, over the term of the management contract. Therefore, there are no amounts included in the table above related to these revenues.

8.	Debt and Line of Credit

The current and noncurrent portions of our debt as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$10,000	$—	$10,000
Senior Secured Term Loan	—	4,189	—	9,355
RL Venture - Salt Lake City	—	11,000	—	—
RL Venture - Olympia	—	5,600	—	—
RLH Atla Venture	8,171	—	9,225	—
RLH DC Venture (PWB)	—	—	15,943	—
RLH DC Venture (CPBF)	17,520	—	—	—
Total debt	25,691	30,789	25,168	19,355
Unamortized debt issuance costs	(1,063)	(293)	(112)	(241)
Debt net of debt issuance costs	$24,628	$30,496	$25,056	$19,114

Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all the financial covenants of our debt agreements at September 30, 2019.

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

In September 2019 we made a voluntary prepayment on the Senior Secured Term Loan of $1.0 million. We anticipate the remainder of the outstanding principal balance will be paid off using proceeds from hotel sales.

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

CP Business Finance I, LP, the lender of the RLH DC - CPBF loan, is an affiliate of Columbia Pacific Opportunity Fund, LP, who currently holds 500,000 shares of RLH common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP.

RLH Atla Venture

In September 2019, RLH Atlanta executed an amendment to the existing mortgage loan with PFP Holding Company IV LLC, an affiliate of Prime Finance, which extended the maturity date from September 9, 2019 to November 9, 2019. In connection with the amendment, we paid $1.0 million of principal balance and incurred approximately $81,000 of debt discounts and debt issuance costs. As the amendment represents a modification to the original debt, these costs will be amortized to interest expense through the extended maturity date of November 9, 2019.

On November 7, 2019, RLH Atlanta executed an additional amendment, which extended the maturity date from November 9, 2019 to January 9, 2020. In connection with the amendment, we paid $0.5 million of principal balance and incurred approximately $40,000 of debt discounts and debt issuance costs, and pledged the net proceeds (after required payments on our Senior Secured Term Loan) of our unlevered wholly owned Red Lion Anaheim property to pay down the debt should that sale occur before completion of a sale of the Red Lion Hotel Atlanta.

9.	Leases

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

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	September 30, 2019
Operating lease right-of-use assets	$48,553

Operating lease liabilities, due within one year	$4,801
Operating lease liabilities, due after one year	46,871
Total operating lease liabilities	$51,672

Finance Leases	September 30, 2019
Property and equipment	$660
Less accumulated depreciation	(402)
Property and equipment, net	$258

Other accrued liabilities	$154
Deferred income and other long-term liabilities	123
Total finance lease liabilities	$277

The components of lease expense during the three and nine months ended September 30, 2019 are included in the following table (in thousands):

	Financial Statement Line Item(s)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	Selling, general, administrative and other expenses, and Company operated hotels	$1,168	$3,444
Short-term lease expense	Selling, general, administrative and other expenses, and Company operated hotels	167	572
Finance lease expense
Amortization of finance right-of-use assets	Depreciation and amortization	35	104
Interest on lease liabilities	Interest expense	7	23
Total finance lease expense		42	127

Total lease expense		$1,377	$4,143

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Nine Months Ended September 30, 2019
Cash used in operating activities for operating leases	$3,547
Cash used in operating activities for finance leases	23
Cash used in financing activities for finance leases	104

During the second quarter of 2019, we recognized ROU assets of $181,000 and associated operating lease liabilities of $202,000 upon commencement of leases for space in our Spokane office. There were no new finance lease assets or associated liabilities during the three and nine months ended September 30, 2019.

Information related to the weighted average remaining lease terms and discount rates for our leases as of September 30, 2019 is included in the following table:

September 30, 2019
Weighted average remaining lease term (in years)
Operating leases	69
Finance leases	2
Weighted average discount rate
Operating leases	7.2%
Finance leases	9.5%

The future maturities of lease liabilities at September 30, 2019, are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2019 (remainder)	$1,197	$43
2020	4,809	149
2021	4,813	75
2022	4,776	38
2023	4,739	11
Thereafter	248,844	—
Total lease payments	269,178	316
Less: imputed interest	217,506	39
	$51,672	$277

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

10.	Commitments and Contingencies

At any given time, we are subject to claims and actions incidental to the operations of our business. In the second quarter of 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California laws. The related expense has been recognized during the second quarter in Company operated hotels expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

11.	Stock Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan ("2015 Plan") authorizes the grant or issuance of various stock options including restricted stock units, and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015, and amended in 2017, and as amended provides for awards of 2.9 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2019, there were 451,140 shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan, as amended.

Stock based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and nine months ended September 30, 2019 and 2018 stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	$581	$841	$1,871	$2,033
Unrestricted stock awards	158	105	417	334
Performance stock units	172	184	123	445
Stock options	22	17	65	51
Employee stock purchase plan	8	13	27	33
Total stock-based compensation	$941	$1,160	$2,503	$2,896

Restricted Stock Units

Restricted stock units granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the plans upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the nine months ended September 30, 2019 and 2018 was approximately $5.8 million and $2.1 million, respectively. We expect to recognize an additional $4.3 million in compensation expense over the remaining weighted average vesting periods of 22 months.

A summary of restricted stock unit activity for the nine months ended September 30, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	1,288,714	$8.47
Granted	361,360	$8.24
Vested	(728,014)	$7.49
Forfeited	(183,516)	$8.96
September 30, 2019	738,544	$9.22

Performance Stock Units, Shares Issued as Compensation

We grant performance stock units ("PSUs") to certain of our executives under the 2015 Plan, as amended. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. The remaining compensation expense related to PSUs of approximately $1.3 million will be recognized over the next 28 months.

A summary of performance stock unit activity for the nine months ended September 30, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2019	209,201	$8.23
Granted	218,437	$8.08
Forfeited	(112,954)	$9.75
September 30, 2019	314,684	$7.58

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested, and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of unrestricted stock granted	22,075	9,210	52,986	32,961
Weighted average grant date fair value per share	$7.19	$11.40	$7.89	$10.14

12.	Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator - basic and diluted:
Net income (loss)	$(6,447)	$17,613	$(14,451)	$23,288
Net (income) loss attributable to noncontrolling interest	2,980	(8,670)	4,040	(14,079)
Net income (loss) attributable to RLH Corporation	$(3,467)	$8,943	$(10,411)	$9,209

Denominator:
Weighted average shares - basic	25,112	24,545	24,859	24,334
Weighted average shares - diluted	25,112	25,729	24,859	25,437

Earnings (loss) per share - basic	$(0.14)	$0.36	$(0.42)	$0.38
Earnings (loss) per share - diluted	$(0.14)	$0.35	$(0.42)	$0.36

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, and warrants to purchase common shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock Options(1)
Dilutive awards outstanding	—	20,504	—	12,097
Antidilutive awards outstanding	81,130	60,626	81,130	69,033
Total awards outstanding	81,130	81,130	81,130	81,130

Restricted Stock Units(2)
Dilutive awards outstanding	—	854,604	—	808,934
Antidilutive awards outstanding	738,544	521,348	738,544	567,018
Total awards outstanding	738,544	1,375,952	738,544	1,375,952

Performance Stock Units(3)
Dilutive awards outstanding	—	101,793	—	106,743
Antidilutive awards outstanding	314,684	196,728	314,684	191,778
Total awards outstanding	314,684	298,521	314,684	298,521

Warrants(4)
Dilutive awards outstanding	—	207,444	—	174,846
Antidilutive awards outstanding	442,533	235,089	442,533	267,687
Total awards outstanding	442,533	442,533	442,533	442,533
(1) All stock options for the three and nine months ended September 30, 2019 were anti-dilutive as a result of the net loss attributable to RLH Corporation for these periods. If we had reported net income for the three and nine months ended September 30, 2019, no stock options would have been dilutive as a result of the RLH Corporation weighted average share price during the reporting periods.
(2) Restricted stock units were anti-dilutive for the three and nine months ended September 30, 2019 due to our net loss in the reporting periods. If we had reported net income for the three and nine months ended September 30, 2019 then 12,771 and 337,035 units, respectively, would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets are met. PSU’s were anti-dilutive for three and nine months ended September 30, 2019 as no performance targets had been achieved during those periods. Had performance targets been met for the three and nine months ended September 30, 2019 then 96,141 and 92,907 units, respectively, would have been dilutive.
(4) All warrants for the three and nine months ended September 30, 2019 were anti-dilutive due to the net loss attributable to RLH in each reporting period. If we had reported net income for the three and nine months ended September 30, 2019, 0 and 47,831 warrants, respectively, would have been dilutive.

13.	Income Taxes

We recognized an income tax provision (benefit) of $486,000 and $(26,000) for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018 we recognized an income tax provision (benefit) of $676,000 and $(239,000), respectively. The income tax provision varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for GAAP purposes.

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

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$4,188	$4,188	$2,103	$2,103
Financial liabilities:
Debt	$56,480	$55,063	$44,523	$43,880
Total finance lease obligations	277	277	378	378

15.	Related Party Transactions

All three of our current joint ventures - RL Venture, RLS Atla Venture, and RLS DC Venture, and our former joint venture RLS Balt Venture, which was dissolved in October 2018 - have agreed to pay to Shelbourne Capital, LLC ("Shelbourne Capital") an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne Capital is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the noncontrolling interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the three months ended September 30, 2019 and 2018 totaled $14,000 and $40,000, respectively. The amount Shelbourne Capital earned from all four joint ventures during the nine months ended September 30, 2019 and 2018 totaled $68,000 and $187,000, respectively. Columbia Pacific Opportunity Fund, LP ("CP"), previously one of our largest shareholders, is an investor in Shelbourne Falcon, our joint venture partner in RL Venture. During the three months ended September 30, 2019 and 2018, Shelbourne Capital earned $8,000 and $28,000, respectively, from RL Venture. During the nine months ended September 30, 2019 and 2018, Shelbourne Capital earned $50,000 and $145,000, respectively, from RL Venture. We did not pay any investor relations fees to Shelbourne Capital related to the RLS Balt Venture after October 2018.

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

Messrs. Bloss and Moyle each additionally indirectly own a 5.7% equity interest in a limited liability company that owns the Lexington Hotel and Conference Center in Jacksonville, Florida. During the period ended May 31, 2018, the Company billed the property approximately $161,000 for franchise fees and related services, including royalty and marketing. This hotel, along with the Lexington Inn & Suites, Daytona Beach and the ABVI Las Vegas, are managed by Cal-Vegas, Ltd. ("Cal-Vegas"), of which

TESI (owned by Messrs. Bloss and Moyle) is the General Partner and holds a 2% general partner interest, and Mr. Moyle serves as the Chief Operating Officer and Chief Financial Officer. The Company and Cal-Vegas are not parties to any agreement with respect to these properties, as the management contracts are between Cal-Vegas and the Company’s franchisees, who are unrelated third parties. Cal-Vegas is also the lessee of the ABVI Las Vegas hotel. Franchise fees billed by the Company to each of these properties for the period ended May 31, 2018 were as follows: Lexington Inn & Suites, Daytona Beach, $35,000, and ABVI Las Vegas, $1,000.

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to HEI Hotels and Resorts. During the three and nine months ended September 30, 2019, we paid $307,000 and $847,000, respectively, in management fees to HEI Hotels and Resorts for management of these properties.

On January 14, 2019, the Company announced the appointment of Julie Shiflett as Chief Financial Officer of RLH. Prior to this appointment, the Company paid consulting fees to NorthWest CFO, a consulting firm of which Ms. Shiflett is a Principal. Payments made to NorthWest CFO for consulting fees during the three months ended September 30, 2019 and 2018 totaled $0 and $59,000, respectively and during the nine months ended September 30, 2019 and 2018 totaled $49,000 and $289,000, respectively. The payments made during 2019 were for services rendered by NorthWest CFO in 2018. No services have been performed by NorthWest CFO on behalf of RLH subsequent to Ms. Shiflett being appointed Chief Financial Officer.

As noted in Note 8 Debt and Line of Credit, on May 31, 2019 we executed a mortgage loan with a principal and accrued exit fee of $17.5 million with CP Business Finance I, LP, an affiliate of Columbia Pacific Opportunity Fund, LP, who currently holds 500,000 shares of RLH common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP.

16.	Acquisitions

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

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2018 (in thousands, except per share data) (unaudited):

Nine Months Ended September 30, 2018
Revenue	$110,280
Net income (loss)	25,219
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	11,140
Earnings (loss) per share attributable to RLH Corporation - basic	$0.46
Earnings (loss) per share attributable to RLH Corporation - diluted	$0.44

17.	Subsequent Events

Subsequent to the balance sheet date, the due diligence periods for the sales agreement on our Red Lion Hotel Atlanta property concluded, making the agreement binding. The closing for the sale of the hotel is expected before the end of the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements. We have based these statements on our current expectations and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including those discussed in “Risk Factors” under Item 1A of our annual report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission on March 8, 2019, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statements except as required by law.

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

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Settle Inn, Americas Best Value Inn ("ABVI"), Canadas Best Value Inn ("CBVI"), Signature and Signature Inn, Knights Inn, and Country Hearth Inn & Suites ("Country Hearth").

We operate in two reportable segments:

•
The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from royalty, marketing, and other fees that are primarily based on a percentage of room revenue or on room count or on transaction count and are charged to hotel owners in exchange for the use of our brand and access to our marketing and central services programs. These central services and marketing programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. Additionally, this segment includes our initial contracts for Canvas Integrated Systems, discussed further below, as we begin to grow this new offering.

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

A summary of activity relating to our owned or franchised properties by type from January 1, 2019 through September 30, 2019, including the approximate number of available rooms, is provided below:

	USB		SSB		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2019	112	15,900	1,215	69,800	1,327	85,700
Newly opened / acquired properties	7	600	28	1,400	35	2,000
Change in brand	(1)	(100)	1	100	—	—
Terminated properties	(17)	(1,900)	(159)	(10,100)	(176)	(12,000)
Ending quantity, September 30, 2019	101	14,500	1,085	61,200	1,186	75,700

A summary of activity relating to our USB hotels by brand from January 1, 2019 through September 30, 2019 is provided below:

USB Brand Hotels	Hotel RL	Red Lion Hotels	Red Lion Inn and Suites	Signature	Other	Total
Beginning quantity, January 1, 2019	8	46	43	2	13	112
Newly opened / acquired properties	—	—	5	2	—	7
Change in brand	1	—	—	—	(2)	(1)
Terminated properties	—	(5)	(7)	—	(5)	(17)
Ending quantity, September 30, 2019	9	41	41	4	6	101

Ending rooms, September 30, 2019	1,800	8,400	3,400	200	700	14,500

A summary of activity relating to our SSB hotels by brand from January 1, 2019 through September 30, 2019 is provided below:

SSB Brand Hotels	ABVI and CBVI	Knights Inn	Country Hearth	Guest House	Signature Inn	Other	Total
Beginning quantity, January 1, 2019	777	332	53	27	2	24	1,215
Newly opened / acquired properties	24	2	1	1	—	—	28
Change in brand	1	(1)	5	—	—	(4)	1
Terminated properties	(89)	(49)	(6)	(6)	(2)	(7)	(159)
Ending quantity, September 30, 2019	713	284	53	22	—	13	1,085

Ending rooms, September 30, 2019	38,100	16,900	2,500	1,500	—	2,200	61,200

A summary of our executed agreements for the nine months ended September 30, 2019 is provided below:

	USB	SSB	Total
Executed franchise license agreements, nine months ended September 30, 2019:
New locations	14	26	40
New contracts for existing locations	9	94	103
Total executed franchise license agreements, nine months ended September 30, 2019	23	120	143

Overview

During 2018 we continued the growth of our franchise segment by acquiring approximately 350 franchise agreements through our acquisition of the Knights Inn franchise.

During 2019, we announced the creation of RLabs, a travel technology-based innovator that houses and builds on the groundbreaking technology platform the company has created, including RevPak. RLabs focuses on new revenue verticals, and on developing unique technology and system offerings for the hospitality industry including software, robotics, and artificial intelligence. The first offering from RLabs is Canvas Integrated Systems, an all-in-one cloud-based hospitality management suite featuring a collection of seamlessly integrated tools designed to drive revenue, secure more revenue opportunities, automate channel management and reduce cost and friction for independent hotel owners. Revenues from these agreements are included in Marketing, reservations and reimbursables revenue and associated expenses are included in Marketing, reservations, and reimbursables expense and Selling, general, administrative and other expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

During the three months ended September 30, 2019, we entered into individual non-binding sales agreements with third parties for four of our company operated hotels. The sales of all four hotels are expected by the end of Q1 2020.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$32,863	$36,000	$87,772	$107,651
Total operating expenses	37,169	16,236	97,814	78,656
Operating income (loss)	(4,306)	19,764	(10,042)	28,995
Other income (expense):
Interest expense	(1,699)	(1,417)	(3,690)	(5,366)
Loss on early retirement of debt	—	(794)	(164)	(794)
Other income (loss), net	44	34	121	214
Income (loss) before taxes	(5,961)	17,587	(13,775)	23,049
Income tax expense (benefit)	486	(26)	676	(239)
Net income (loss)	(6,447)	17,613	(14,451)	23,288
Net (income) loss attributable to noncontrolling interest	2,980	(8,670)	4,040	(14,079)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(3,467)	$8,943	$(10,411)	$9,209

Non-GAAP Financial Measures (1)
EBITDA	$(626)	$22,625	$1,107	$41,129
Adjusted EBITDA	$5,899	$5,751	$10,624	$13,458
(1) The definitions of "EBITDA," and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended September 30, 2019, we reported a net loss of $6.4 million, which included a $5.4 million asset impairment on our Hotel RL Washington DC joint venture property, $0.9 million of stock based compensation, $0.2 million of transaction and integration costs, and $0.8 million of bad debt expense and associated legal fees related to a reserve recognized in the third quarter of 2019 for certain amounts of accounts receivable, key money, and notes receivable outstanding for a large franchise customer in bankruptcy.

For the three months ended September 30, 2018, we reported net income of $17.6 million, which included a $26.0 million gain on asset dispositions related to the sale of two hotels, a $7.1 million asset impairment on our Hotel RL Baltimore Inner Harbor joint venture property, $1.2 million of stock based compensation, a $0.8 million loss on early retirement of debt resulting from an early payment on our Senior Secured Term Loan using proceeds from an RL Venture distribution following two hotel sales, and $0.1 million of transaction and integration costs.

For the nine months ended September 30, 2019, we reported a net loss of $14.5 million, which included $2.5 million of stock based compensation, a $5.4 million asset impairment on our Hotel RL Washington DC joint venture property, $1.0 million related to a legal settlement, $0.4 million of transaction and integration costs, a $0.2 million loss on early retirement of debt resulting from the replacement of a mortgage loan at RLS DC Venture, and $0.8 million of bad debt expense and associated legal fees related to a reserve recognized in the third quarter of 2019 for certain amounts of accounts receivable, key money, and notes receivable outstanding for a large franchise customer in bankruptcy.

For the nine months ended September 30, 2018, we reported net income of $23.3 million, which included a $41.6 million gain on asset dispositions related to the sale of nine hotels, a $7.1 million asset impairment on our Hotel RL Baltimore Inner Harbor joint venture property, $2.9 million of stock based compensation, a $0.8 million loss on early retirement of debt resulting from an early payment on our Senior Secured Term Loan using proceeds from an RL Venture distribution following two hotel sales, $2.2 million of transaction and integration costs, and $1.0 million of employee separation costs.

For the three months ended September 30, 2019, Adjusted EBITDA was $5.9 million compared with $5.8 million in 2018. This increase was primarily due to reductions in operating costs, and overall compensation expense including payroll, variable compensation and stock compensation, partially offset by the aforementioned increase in bad debt expense arising from a large franchise customer bankruptcy as well as a decrease in profits resulting from hotels disposed of in the third quarter of 2018.

For the nine months ended September 30, 2019, Adjusted EBITDA was $10.6 million compared with $13.5 million in 2018. The decrease is primarily due to the sale of nine hotels and expiration of a lease on a hotel in 2018 and the aforementioned increase in bad debt expense arising from a large franchise customer bankruptcy, partially offset by additional profits from the acquisition of Knights Inn franchised hotels in May 2018, along with reductions in operating costs and overall compensation expense including payroll, variable compensation and stock compensation.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(6,447)	$17,613	$(14,451)	$23,288
Depreciation and amortization	3,636	3,621	11,192	12,714
Interest expense	1,699	1,417	3,690	5,366
Income tax expense (benefit)	486	(26)	676	(239)
EBITDA	(626)	22,625	1,107	41,129
Stock-based compensation (1)	941	1,160	2,503	2,896
Asset impairment (2)	5,382	7,100	5,382	7,100
Transaction and integration costs (3)	201	95	436	2,196
Employee separation and transition costs (4)	—	—	35	975
Loss on early retirement of debt (5)	—	794	164	794
Loss (gain) on asset dispositions (6)	1	(26,023)	45	(41,632)
Legal settlement expense (7)	—	—	952	—
Adjusted EBITDA	5,899	5,751	10,624	13,458
Adjusted EBITDA attributable to noncontrolling interests	(660)	(53)	(1,665)	(1,915)
Adjusted EBITDA attributable to RLH Corporation	$5,239	$5,698	$8,959	$11,543

(1)  Costs represent total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses, Company operated hotels and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(2) In the three months ended September 30, 2019 we recognized an impairment on our Hotel RL Washington DC joint venture property. In the three months ended September 30, 2018 we recognized an impairment on our Hotel RL Baltimore Inner Harbor joint venture property.

(3) Transaction and integration costs include incremental expenses incurred for potential and executed acquisitions and dispositions of assets.
(4) The costs recognized in 2019 relate to a reduction in force that was implemented in the second quarter of 2019. The costs recognized in 2018 relate to employee separation, primarily for severance agreements with our Chief Operating Officer, and President of Global Development in May 2018. These costs are included within Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(5)  In 2019, the Loss on early retirement of debt relates to unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a mortgage loan at RLS DC Venture, which was replaced through a new mortgage loan with a different lender. In 2018, the Loss on early retirement of debt arose primarily on a $20.6 million early payment of our Senior Secured Term Loan. The debt was repaid using proceeds from a distribution from RL Venture after the sales of our Red Lion Hotel Port Angeles and Hotel RL Spokane.

(6)  The gains relate to the sale of nine properties during the nine months ended September 30, 2018, two of which were sold during the three months ended September 30, 2018. There is no comparable activity during the nine months ended September 30, 2019.

(7)  Legal settlement expense relates to a settlement agreement with former hotel workers regarding a wage dispute in California. This expense is included in Company operated hotels expense on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Franchise and Marketing, Reservations and Reimbursables Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Royalty	$5,909	$6,530	$17,516	$16,575
Other franchise	2,016	1,016	3,772	2,412
Marketing, reservations and reimbursables	8,300	7,591	22,632	19,874

Three months ended September 30, 2019 and 2018

Royalty revenue decreased $0.6 million or 10%. This decrease is primarily due to terminated agreements in our SSB brand hotels. Revenues from Marketing, reservations, and reimbursables revenue increased by $0.7 million or 9%, and Other franchise revenues increased $1.0 million or 98% for the three months ended September 30, 2019 compared with the same period in 2018 primarily due to an increase in various fees, partially offset by the impact of terminated agreements.

Nine months ended September 30, 2019 and 2018

Royalty revenue increased $0.9 million or 6%, revenues from Marketing, reservations and reimbursables increased $2.8 million or 14%, and Other franchise revenues increased $1.4 million or 56% for the nine months ended September 30, 2019 compared with the same period in 2018. These increases are primarily due to additional revenues from the acquisition of Knights Inn franchised hotels in May 2018 plus an increase in reservation and other miscellaneous fees, partially offset by the impact from terminated agreements.

Company Operated Hotels Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2019	2018	2019	2018
Company operated hotels	$16,633	$20,857	$43,839	$68,758

Three months ended September 30, 2019 and 2018

During the three months ended September 30, 2019, revenue from our Company operated hotels segment decreased $4.2 million or 20% compared with the same period in 2018. The decrease was driven primarily by the expiration of a company operated hotel property lease in the fourth quarter of 2018, along with the disposal of two hotel properties during the third quarter of 2018. There were no hotel properties sold during the three months ended September 30, 2019.

Nine months ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, revenue from our Company operated hotels segment decreased $24.9 million or 36% compared with the same period in 2018. The decrease was driven primarily by the disposal of nine hotel properties during 2018, along with the expiration of a company operated hotel property lease in the fourth quarter of 2018. There were no hotel properties sold during the nine months ended September 30, 2019.

Operating Expenses

Operating expenses generally include direct operating expenses for each of the operating segments, selling, general, administrative and expenses, depreciation and amortization, asset impairment, gain or loss on asset dispositions and acquisition and integration costs.

Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketing, reservations and reimbursables	$7,080	$7,453	$22,088	$20,226
Company operated hotels	12,673	16,051	36,750	54,924
Selling, general, administrative and other expenses	8,196	8,112	21,921	23,590
Depreciation and amortization	3,636	3,621	11,192	12,714
Asset impairment	5,382	7,100	5,382	7,100
Loss (gain) on asset dispositions, net	1	(26,196)	45	(42,094)
Transaction and integration costs	201	95	436	2,196
Total operating expenses	$37,169	$16,236	$97,814	$78,656

Three months ended September 30, 2019 and 2018

Marketing, reservations and reimbursables expenses decreased by $0.4 million or 5%. This decrease was primarily due to the timing of marketing expenditures and a decrease in reservation volume.

Company operated hotels expenses decreased by $3.4 million or 21%. This decrease was driven primarily by the disposal of two properties during the three months ended September 30, 2018. There were no hotel properties sold during the three months ended September 30, 2019.

Selling, general, administrative and other expenses increased by $0.1 million or 1% for the three months ended September 30, 2019 compared with three months ended September 30, 2018. The increase was primarily driven by bad debt expense and associated legal costs recognized related to a reserve established in the third quarter of 2019 for certain amounts of accounts receivable, key money and notes receivable outstanding for a large franchise customer in bankruptcy. This increase was partially offset by a reduction in operation expenses, as well a reduction in overall compensation expense including payroll, variable compensation and stock compensation.

We recognized an Asset impairment of $5.4 million on our Hotel RL Washington DC joint venture property in the third quarter of 2019 and an Asset impairment of $7.1 million on our Hotel RL Baltimore Inner Harbor joint venture property in the third quarter of 2018. See Note 5 Property and Equipment within Item 1. Financial Statements for additional detail.

We recognized a net Gain on asset dispositions of $26.2 million primarily from the disposal of two hotel properties during the third quarter of 2018 with no comparable activity in 2019.

Nine months ended September 30, 2019 and 2018

Marketing, reservations and reimbursables expenses increased by $1.9 million or 9% during the nine months ended September 30, 2019. This increase was primarily due to supporting the growth in our mid-scale hotels as well as additional expenses related to our Knights Inn acquisition. The expense increase is consistent with the increase in Marketing, reservations and reimbursables revenues.

Company operated hotels expenses decreased by $18.2 million or 33% and Depreciation and amortization expense decreased $1.5 million or 12%. The decreases were driven primarily by the disposal of nine properties during the nine months ended September 30, 2018. There were no hotel properties sold during the nine months ended September 30, 2019. The decrease in Depreciation and amortization was partially offset by additional amortization recognized from finite-lived intangible assets acquired as part of the Knights Inn acquisition in 2018 and other fixed assets placed in service during the remainder of 2018 and the first nine months of 2019.

Selling, general, administrative and other expenses decreased by $1.7 million or 7% for the nine months ended September 30, 2019 compared with nine months ended September 30, 2018. The decrease was driven by a reduction in franchise development and franchise operation expenses, as well a reduction in overall compensation expense including payroll, variable compensation and stock compensation. These decreases were partially offset by bad debt expense and associated legal costs recognized related to to a reserve established in the third quarter of 2019 for certain amounts of accounts receivable, key money and notes receivable outstanding for a large franchise customer in bankruptcy.

We recognized an Asset impairment of $5.4 million on our Hotel RL Washington DC joint venture property in the third quarter of 2019 and an Asset impairment of $7.1 million on our Hotel RL Baltimore Inner Harbor joint venture property in the third quarter of 2018. See Note 5 Property and Equipment within Item 1. Financial Statements for additional detail.

We recognized a net Gain on asset dispositions of $42.1 million primarily from the disposal of nine hotel properties during the nine months ended September 30, 2018 with no comparable activity in 2019.

Transaction and integration costs decreased by $1.8 million for the nine months ended September 30, 2019 compared with 2018. There were no acquisitions completed in 2019, while Knights Inn was acquired in the second quarter of 2018. Costs incurred in 2019 relate to integration activities for the Knights Inn acquisition that continued into the current year, in addition to due diligence costs incurred for other potential sales and acquisitions.

Interest Expense

Interest expense increased $0.3 million in the third quarter of 2019 compared to the third quarter of 2018. This increase was primarily due to the two term loans we executed at each of the two properties held by RL Venture in 2019, increasing our outstanding debt balance compared to the third quarter of 2018.

Interest expense decreased $1.7 million during the nine months ended September 30, 2019 compared with the same period in 2018. The decrease was primarily due to hotel sales and the related reduction in our average debt outstanding during 2019 as compared to 2018.

Income Taxes

For the three and nine months ended September 30, 2019, we reported income tax expense of $486,000 and $676,000 compared with income tax benefit of $(26,000) and $(239,000) for the same periods in 2018. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 13 Income Taxes within Item 1. Financial Statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $7.9 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively. We believe that we have sufficient liquidity to fund our operations at least through November 2020.

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

Sources and Uses of our Cash, Cash Equivalents, and Restricted Cash

The following table summarizes our net cash flows for operating, investing, and financing activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$4,955	$(7,627)
Net cash provided by (used in) investing activities	(3,932)	80,223
Net cash provided by (used in) financing activities	385	(94,565)

Operating Activities

Net cash provided by operating activities totaled $5.0 million during the first nine months of 2019 compared with cash used in operating activities of $7.6 million during the same period in 2018. The primary drivers of the change in cash flows were an improvement in net loss excluding Loss (gain) on asset dispositions, net of approximately $4.4 million and a $4.8 million reduction in key money disbursed for the nine months ended September 30, 2019 compared to the prior period.

Investing Activities

Net cash used in investing activities totaled $3.9 million during the first nine months of 2019 compared with cash provided by investing activities of $80.2 million during the same period in 2018. Cash spent for capital expenditures was reduced by $2.1 million during the nine months ended September 30, 2019 compared with the same period in 2018. During the nine months ended September 30, 2018 we had cash outflows of $26.9 million for the acquisition of Knights Inn and we disposed of nine hotels from our company operated hotels portfolio, generating cash proceeds of $113.8 million.

Financing Activities

Net cash provided by financing activities was $0.4 million during the first nine months of 2019 compared with cash used in financing activities of $94.6 million in the first nine months of 2018. During the nine months ended September 30, 2019 we executed new mortgage loans for three company operated hotel properties while paying off one. Some of the loan proceeds were distributed to joint venture partners and used to pay down a portion of the outstanding principal on our Senior Secured Term Loan. During the nine months ended September 30, 2018 we executed the Senior Secured Term Loan to finance our acquisition of Knights Inn and we repaid outstanding debt on mortgage loans related to the nine hotel properties disposed of during the period.

Debt

As of September 30, 2019, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $56.5 million.

During the nine months ended September 30, 2019 we executed term loans at each of the two properties held by RL Venture for a total principal amount of $16.6 million. Proceeds from the loans were distributed to the Partners of RL Venture in accordance with ownership interest percentage. We transferred $4.2 million of the proceeds received into a cash collateral account, which is included in Restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2019. In April 2019, the $4.2 million in the cash collateral account was applied against the outstanding principal balance of the Senior Secured Term Loan.

We also executed a new mortgage loan agreement at the RLH DC Venture property for a total principal and accrued exit fee of $17.5 million. The proceeds from the loan were immediately used to pay off the existing mortgage loan on the property, which had an outstanding principal balance of $15.9 million at the time of closing.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from outstanding debt. As of September 30, 2019, our outstanding line of credit and debt, excluding unamortized origination fees, was $56.5 million. Of this total debt, $39.0 million of the debt is subject to variable rates based on the LIBOR index.

We enter into derivative transactions to hedge our exposure to interest rate fluctuations, and not for trading purposes. Historically, we have entered into interest rate caps, which effectively cap the associated LIBOR reference rates and reduce our exposure to the impact of changing interest rates and future cash flows for interest. As of September 30, 2019, none of our outstanding debt was subject to interest rate caps as the cap associated with the RLH Atla Venture loan expired in September 2019. For additional information, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our annual report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

A 100 basis point change in the underlying interest rates on our $39.0 million of variable rate debt would result in approximately a $0.4 million increase or decrease in annual interest expense.

We do not foresee any changes of significance in our exposure to fluctuations in interest rates, although we will continue to manage our exposure to this risk by monitoring available financing alternatives.

The below table summarizes the principal payment requirements on our debt obligations at September 30, 2019 on our Condensed Consolidated Balance Sheets (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Total Debt	$25,691	$—	$16,600	$—	$14,189	$—	$56,480	$55,063
Average interest rate							7.0%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the second quarter of 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California laws.

At any given time, we are subject to additional claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 10 Commitments and Contingencies within Item 1. Financial Statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit Number	Description

10.1	Amendment to Julie Shiflett Offer Letter dated October 8, 2019

10.2	Amendment to Paul Sacco Promotion Letter dated October 8, 2019

10.3	Amendment to Gary L. Sims Offer Letter dated October 8, 2019

31.1	Certification of Principal Financial Officer & Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Principal Financial Officer & Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ Julie Shiflett	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Executive Officer)	November 12, 2019
Julie Shiflett