Form 10-K
period 2019-12-31
Red Lion Hotels CORP
filed 2020-02-27
CIK 1052595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957
 RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington			91-1032187
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1550 Market St. #350	Denver	Colorado	80202
(Address of principal executive offices)			(Zip Code)
Registrant's Telephone Number, Including Area Code: (509) 459-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	RLH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock as of June 30, 2019 was $178.3 million, of which 81.6% or $145.4 million was held by non-affiliates as of that date.
As of February 24, 2020, there were 25,208,983 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 2019 fiscal year, are incorporated by reference herein in Part III.

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

Our website also contains our Code of Business Conduct and Ethics, our Corporate Governance Guidelines; Charters for our Audit, Compensation, and Nominating and Corporate Governance Committees, Accounting and Audit Complaints and Concerns Procedures, our Statement of Policy with Respect to Related Party Transactions, Stock Ownership Guidelines for Directors and Executive Officers and information regarding shareholder communications with our board of directors. The contents of our website are not incorporated into this filing.

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

All our properties strive to highlight friendly service and reflect the local flair of their markets. The midscale RLH Corporation brands of Hotel RL, Red Lion Hotel and Red Lion Inn & Suites offer a unique local spin on the expected travel experience in an environment that allows customers to feel welcome and at home. Our focus is to anticipate guest needs and pleasantly surprise them with our distinctive Pacific Northwest-inspired customer service. Warm and authentic, our commitment to customer service includes a focus on delivering the guest locally inspired, friendly and personalized signature moments. This is intended to position each RLH Corporation brand hotel as an advocate to our traveling guests, creating brand relevance and loyalty, differentiating us from our competition.

Our economy brands are focused on delivering our guests a consistent experience with exceptional comfort, quality and service at an affordable rate, with approximately 1,000 locations in 46 states, the District of Columbia, and two countries outside the United States.

A summary of our open franchise and company operated hotels as of December 31, 2019, including the approximate number of available rooms, is provided below:

	Midscale Brand		Economy Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2019	112	15,900	1,215	69,800	1,327	85,700
Newly opened	8	700	32	1,600	40	2,300
Change in brand / adjustments (1)	(1)	100	(30)	(1,800)	(31)	(1,700)
Terminated properties	(23)	(3,200)	(251)	(15,400)	(274)	(18,600)
Ending quantity, December 31, 2019	96	13,500	966	54,200	1,062	67,700
(1) During the fourth quarter of 2019 we identified a number of errors in our contract tracking system, primarily related to the status of acquired contracts from acquisitions. The impact of these adjustments is reflected on this line.

A summary of our executed franchise agreements for the year ended December 31, 2019 is provided below:

	Midscale Brand	Economy Brand	Total
Executed franchise license agreements, year ended December 31, 2019:
New locations	16	27	43
New contracts for existing locations	11	115	126
Total executed franchise license agreements, year ended December 31, 2019	27	142	169

In 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. This is consistent with the Company’s previously stated business strategy of moving towards operating as primarily a franchise company. During 2018, nine of the properties were sold. Using proceeds from the sale of the hotels and the release of restricted cash associated with the debt, RL Venture repaid the remaining principal balance outstanding under its loan agreement with Pacific Western Bank in July 2018. In December 2019, we sold an additional RL venture property, the Hotel RL Salt Lake City. Using proceeds from the sale, RL Venture repaid the remaining principal balance outstanding under its loan agreement secured by the Hotel RL Salt Lake City property with Umpqua Bank. As of December 31, 2019, there is one remaining owned hotel held by our consolidated joint venture, RL Venture.

In November 2019, we sold the Red Lion Hotel Atlanta Airport hotel, previously owned by our consolidated joint venture, RLS Atla Venture, LLC. Using the proceeds from the sale, RLH Atlanta LLC, which is wholly-owned by RLS Atla Venture, repaid the remaining principal balance outstanding under its loan agreement with PFP Holding Company IV LLC.

In May 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement for an aggregate purchase price of $27.2 million.

Operations

We operate in two reportable segments:

•The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from royalty, marketing, and other fees that are primarily based on a percentage of room revenue or on room count or on transaction count and are charged to hotel owners in exchange for the use of our brand and access to our marketing and central services programs. These central services and marketing programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. Additionally, this segment includes our initial direct contracts for Canvas Integrated Systems, discussed further below.

•The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues have also been derived from management fees and related charges for hotels with which we contract to perform management services, however our last management agreement terminated in February 2019.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

We have two measures of segment performance under generally accepted accounting principles in the United States of America (GAAP): revenue and operating income.

Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Income tax provision (benefit) and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance. See Non-GAAP Financial Measures within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

Overview

Company Strategy

Our strategy prioritizes getting "back to basics" with a renewed commitment to franchisees and a tactical focus on growth opportunities. We are focusing on what matters most to our franchisees: the evaluation and implementation of common sense brand standards which focus on return on investment for owners; amplifying marketing spend to increase brand contribution; targeted campaigns with input from franchisees; digital enhancements and expansion; and a commitment to development opportunities in markets that resonate with our brands. Corporate efforts will be rooted in R.O.A.R – Recruit, Onboard, Add value and Retain. We also plan to strategically expand our digital and targeted marketing program, primarily in local and regional markets, putting a larger focus on community engagement, franchisee revenue sources, and with the intent to increase contribution to owners.

Our intention is to grow our brands and profitability by expanding our franchise hotel network with additional hotels. In 2019 we executed 169 franchise agreements. Also during 2019, 274 franchise agreements in our network terminated.

By segmenting our midscale and economy brands with clear distinctions between each offering, we are uniquely positioned to provide an appealing alternative for a variety of owners. Our strategy for our midscale hotel brands is to identify larger urban metropolitan statistical areas (MSAs) that are saturated by larger brands in order to become the conversion brand of choice for owners of established hotels looking for alternatives in those markets. We believe our midscale brands have strong name recognition in the Western U.S. markets, providing us with an opportunity to expand our hotel network into markets across North America where our brands will be a unique and new value proposition for current and potential hotel owners in markets saturated by competitor brands. To assist in our ability to grow our hotel network in larger metropolitan cities, we may consider special incentives, minority equity, joint venture opportunities with hotel owners and investors, or adding additional brand options. Our economy hotel brands have strong national brand name recognition and provide hotel owners an affordable alternative to traditional franchise programs with primarily flat fees, sensible property improvement plans and a wealth of resources and programs to support owners. In addition to conversion from other brands, independently branded hotel operations may also benefit from the RLH Corporation central services programs. For all of our properties, we strive to provide hotel owners leading demand distribution technology and sales support as part of our brand support programs.

Franchised Hotels

As of December 31, 2019 our network of hotels included 1,056 hotels under franchise agreements, representing approximately 66,700 rooms. We are growing our franchise network of hotels through execution of franchise agreements with hotel owners and through acquisitions of hotel brands and/or companies.

Also included is Canvas Integrated Systems, an all-in-one cloud-based hospitality management suite featuring a collection of seamlessly-integrated tools designed to drive revenue, secure more revenue opportunities, automate channel management and reduce cost and friction for independent hotel owners. Revenues from these agreements are included in Marketing, reservations and reimbursables revenue and associated expenses are included in Marketing, reservations, and reimbursables expense and Selling, general, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

In May 2018, we acquired the Knights Inn brand and related franchise agreements for approximately 330 hotels operating under the brand. See Note 16 for discussion of Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data.

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

Company Operated Hotels

Consistent with the Company's previously stated business strategy to move towards operating as primarily a franchise company, in 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. In 2018, nine of the RL Venture properties were sold for $116.5 million. In December 2019, we sold an additional RL Venture property for $33.0 million. In November 2019, we sold the only hotel in our consolidated joint venture, RLS Atla Venture for $12.3 million. Most of the buyers entered into franchise license agreements to retain the Red Lion brand.

We operated six hotels as of December 31, 2019. These include one wholly owned hotel, two hotels owned or operated under a land lease through joint venture (JV) entities, and three hotels operated under land and/or property leases held directly by the Company.

Our Baltimore Hotel RL became a wholly owned hotel in 2018. Previously, the hotel was held in its own JV entity, RLS Balt Venture, LLC, of which we owned 73%, until we purchased the remaining noncontrolling interest in October 2018.

As of December 31, 2019, our Hotel RL Olympia hotel is the only remaining property held in RL Venture, of which we own a 55% interest. In the fourth quarter of 2019, we sold the Hotel RL Salt Lake City, a property previously held in RL Venture.

Also as of December 31, 2019, our Washington DC Hotel RL is held in its own JV entity, RLS DC Venture, LLC, of which we own 55%.

In the fourth quarter of 2019, we sold our Red Lion Hotel Atlanta Airport hotel. The property was previously held in its own JV entity, RLS Atla Venture, LLC, of which we own 55%.

We have leasehold interests in our Anaheim, Seatac, and Kalispell hotel properties. These leases have expiration dates in 2021, 2024, and 2028, respectively. The Anaheim lease has 17 five-year renewal options remaining and the Kalispell lease has three five-year renewal options remaining.

Revenues
A summary of our reporting segment revenues is provided below (in thousands, except for percentages). For further information regarding our reportable segments, see Note 3, Business Segments within Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2019		2018
Royalty	$22,121	19.4%	$22,309	16.4%
Marketing, reservations and reimbursables	31,375	27.5%	28,239	20.8%
Other franchise	5,749	5.0%	3,246	2.4%
Company operated hotels	55,029	48.1%	82,021	60.4%
Other	14	—%	34	—%
Total revenues	$114,288	100.0%	$135,849	100.0%

Employees

At December 31, 2019, we employed approximately 285 people on a full-time or part-time basis. Our total number of employees fluctuates seasonally, primarily due to company operated hotel activity. At December 31, 2019, none of our total workforce was covered by collective bargaining agreements. Our employee count has declined over time as we have disposed of a number of our company operated hotels and entered into third party management agreements for many of our remaining company operated hotels. We believe our employee relations are satisfactory.

Information about our Executive Officers

Name	Age	Position
John J. Russell, Jr.	72	Interim President and Chief Executive Officer
Gary Sims	61	Executive Vice President, Chief Operating Officer
Julie Shiflett	52	Executive Vice President, Chief Financial Officer, Treasurer
Harry G. Sladich	59	Executive Vice President, Lodging Development and Franchise Operations
Thomas L. McKeirnan	51	Executive Vice President, General Counsel and Secretary

John J. Russell, Jr. Mr. Russell joined RLH Corporation in December 2019 as Interim President and Chief Executive Officer. Mr. Russell previously served as President of Sentry Hospitality and COO with Sentry Companies and concurrently served as Senior Advisor for Ocean Visions, Inc., a 501(c)(3) organization that funds and launches companies that have solutions for problems in our oceans and its sources. With 40 years of hospitality experience, positions Mr. Russell has held have included Chairman and CEO or Senior Executive for companies including: ITT Sheraton, Days Inn of America, Carlson Companies, Benchmark Hospitality, HFS, Cendant, RCI, Yesawich, Pepperdine, Brown and Russell (Partner), NYLO Hotels, MODO Hotels and CampusBrands. Mr. Russell is known as an extremely successful brand builder and innovator of new brands such as Wingate Inns, NYLO and XP by NYLO and MODO Hotels and MODO zip and has accelerated growth of legacy brands such as Days Inn, Ramada, Howard Johnson and Super 8. Mr. Russell was CEO for three management companies: Days Inns Management Company, Colony Hotels and Resorts, and NYLO Hotels. Mr. Russell also launched three start up hospitality companies.

Gary Sims. Mr. Sims joined RLH Corporation in 2018 as Executive Vice President and Chief Operating Officer overseeing all franchise operations, sales, hotel management and human resources. Mr. Sims has over 30 years of experience with notable brands around the globe including over ten years of franchise and management sales experience at Starwood Hotels and Resorts. Prior to joining RLH Corporation, Mr. Sims was managing director at Omni La Costa Resort & Spa in southern California, a 650-room luxury golf resort, from 2013 - 2018. He led all operations and strategy for the resort, driving incremental revenue and exceptional service.

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

Harry G. Sladich.   Mr. Sladich serves as Executive Vice President of Lodging Development and Franchise Operations for RLH and is the driving force behind companywide franchise operational and owner initiatives for more than 1,000 hotels nationwide and in three countries. Mr. Sladich recently served on two prominent national industry boards, including the U.S. Travel Association and Destination & Travel Foundation Board of Trustees. Additionally, former Washington State Governor Christine Gregoire appointed Mr. Sladich to the Motion Picture Competitiveness board and to the Washington State Convention Center Board of Directors. He has also served on the board for the Western Association of Convention & Visitors Bureaus (WACVB). A 36-year veteran of the hospitality industry, Mr. Sladich has also served as President and Chief Executive Officer of the Spokane Regional Convention and Visitors Bureau (CVB) where he played a key role in selling the City of Spokane and Washington State to prospective meeting planners, associations and individual travelers. Mr. Sladich has spent 26 years in hotel operations & sales prior to the CVB having served in the capacity of Vice President, Regional Operations Manager, VP of Sales, General Manager, and other front-line positions with extensive experience in rooms division, sales and food and beverage. Mr. Sladich has worked for hotel developers and operators of multiple franchises nationwide including Sterling Hospitality, Sheraton, IHG, Hilton and Choice hotels.

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

Item 1A.Risk Factors

We are subject to various risks, including those set forth below, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLH Corporation communications.

Our asset-light business model, which relies on revenue from franchise hotel agreements, is subject to a number of risks.

Our business strategy to operate as primarily a franchise company means we are reliant in part on the financial success and cooperation of our franchisees. Our franchise business generates revenue from royalty, marketing, and other fees that are primarily based on a percentage of room revenue, on room count or on transaction count. Therefore, if our franchisees experience flat or declining room revenues, or face challenges which reduce room count, our revenues and margins could be negatively affected as a result.

The size of our largest franchisees creates additional risk due to our dependence on their particular growth, financial and operating performance and cooperation and alignment with our brand standards and initiatives. Should one of these franchisees leave our system, experience financial or other difficulties, or file for bankruptcy, it could have a significant adverse effect on our revenues and financial condition.

In addition, our franchise agreements require that franchisees comply with certain brand standards that help maintain the quality and reputation of our brands. If our franchisees fail to make the investments necessary to maintain or improve their properties in accordance with our brand standards, guest preference for our brands could diminish, which could cause a negative impact on our revenues, ability to recruit new hotels to our brands, and negatively affect our overall results of operations. In addition, if our franchisees fail to observe our brand standards or meet their contractual requirements, we may elect to exercise our termination rights, which would eliminate revenues from these properties and cause us to incur expenses related to terminating these contracts.

In addition, although we should not be liable for the acts of our independently-owned franchisees, it is possible that a court may not recognize the legal distinction between Red Lion Hotels Corporation and its franchisees, and hold us liable for a franchisee’s violation of applicable laws or regulations.

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

The growth of our franchise business will require considerable management time, as well as expenses for market development before any significant revenues and earnings are generated. There can be no assurance that we will be successful in achieving our objectives with respect to growing the number of franchised hotels in our system or that we will be able to attract qualified franchisees, or that the franchisees we add to our system will be profitable.

The growth in the number of franchised hotels is subject to numerous risks, many of which are beyond our control. Among other risks, the following factors affect our ability to achieve growth in the number of franchised hotels:

•Competition with other hotel companies, many of which have more franchised hotels in their systems and more resources to assist owners of new franchised hotels with capital expenditures needed to satisfy brand standards;
•Our ability to compete with other hotel companies on franchise and royalty fees;
•Our ability to attract and retain qualified franchisees under one or more of our brands;
•The recognition in the market and the reputation of the RLH Corporation brands;
•Access to financial resources necessary to acquire new brands or hotels;
•The ability of the owners of franchised hotels to maintain brand standards and to open and operate additional hotels profitably. Factors affecting the opening of new hotels, or the conversion of existing hotels to RLH Corporation brands, include among others:
•The availability of hotel management, staff and other personnel;
•The cost and availability of suitable hotel locations;
•The availability and cost of capital to allow hotel owners and developers to fund investments;

•Cost effective and timely construction and renovation of hotels (which can be delayed due to, among other reasons, labor and materials availability, labor disputes, local zoning and licensing matters, and weather conditions); and
•Securing required governmental permits.
•Our ability to continue to maintain and enhance our central reservation system to support additional franchised hotels in a timely, cost-effective manner; and
•The effectiveness and efficiency of our development organization.

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

Our revenues and operating results are highly dependent upon the ability of our franchisees to generate revenue at their franchised properties. If the revenues of our franchisees decrease, or our franchisees close their hotels, our operating results will be negatively affected.

Our business model depends on our ability to establish and maintain long-term, positive relationships with our franchisees. Franchise agreements generally specify a fixed term and contain an early termination provision for the franchisee to terminate at specific intervals or for specific reasons with or without penalty by providing notice to us. There is no assurance these agreements will be renewed, or that they will not be terminated prior to the end of their respective terms. If we are unable to compete with other hotel companies on franchise and royalty fees or other resources, or our brand reputation declines, we may see an increase in non-renewal of our existing franchise agreements, or early terminations prior to the end of their respective terms. In addition, there can be no assurance that we will be able to replace expired or terminated franchise agreements, or that the provisions of renegotiated or new agreements will be as favorable to us as the expired or terminated agreements. If we fail to maintain and renew existing franchise agreements, we may be unable to expand our franchise business, and our financial condition and revenues could be negatively impacted. In addition, if a franchisee experiences financial or other difficulties, our franchisee may default on their obligations and be unable to satisfy their financial obligations to us, which would adversely affect our revenues and financial condition.

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

The lodging industry in general is comprised of numerous national, regional and local hotel companies and is highly competitive.

We compete with other hotel brands and management companies for hotels to add to our network, including through franchise and management agreements. Our competitors include management companies as well as large hotel chains that own and operate their hotels and franchise their brands. As a result, the terms of our prospective franchise and management agreements may not be as favorable as a hotel owner's current agreements. We may also be required to make investments in or guarantee the obligations of third parties or guarantee minimum income to third parties in connection with future franchise or management agreements in order to successfully compete for new franchisees.

Competition for occupancy at the hotels in our network is focused on three major categories of travelers: business travelers, convention and group business travelers and leisure travelers. All three categories are significant occupancy drivers for the hotels in our system and our marketing efforts are geared towards attracting their business. Competition in the industry is primarily based on service quality, range of services, brand name recognition, convenience of location, room rates, guest amenities and quality of accommodations. The hotels in our network compete against national economy, limited and full-service hotel brands and companies, various regional and local hotels in the midscale and economy hotel segments of the industry, and hotel alternatives, such as Airbnb. Many of our competitors have greater name recognition, a larger network of locations and greater marketing and financial resources than we do. Competitors may offer significantly lower rates, greater convenience, services or amenities or superior facilities, which could attract customers away from hotels in our network. New hotels are being built in several markets where we operate, which could adversely affect our business. Changes in demographics and other changes in our markets may also adversely impact the convenience or desirability of our hotel locations. In order to remain competitive and to attract and retain customers, we and the owners of our franchised and managed hotels must be able to differentiate and enhance the quality, value and efficiency of our product and customer service, and we must make additional capital investments to modernize and update our hotels.

If we are unable to compete successfully in these areas, the hotels in our network could experience a decrease in occupancy, average daily rate (ADR) and revenue per available room (RevPAR), which could have a significant negative impact on the portion of our franchise revenues derived from hotel rooms revenues and adversely impact our results of operations and financial condition.

Our new programs and new brands may not be successful.

We have made a significant investment in RevPak, a guest management system that allows hotel operators to increase their bookings by integrating customer relationship management software, sales force automation processes, translation services, a central guest reservation system, and digital and field marketing capabilities onto a single platform. Additionally, RevPak allows operators to measure results with reputation management, business intelligence, and web analytics capabilities. We believe this technology provides a measurable benefit to our company, our franchisees and other users of RevPak by helping increase hotel patronage and generate strong RevPAR growth. However, we cannot be certain this technology will provide all the benefits we anticipated, that it will be well received by all of our franchisees and hotel owners, or that we will be able to recover the costs we incurred in developing this system. We also cannot assure you that other programs and brands, such as Hotel RL, or any other new programs or brands we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring these programs or brands, or that the brands or any new programs will be successful.

The planned sale of joint venture and company owned hotels may not occur in the timeline expected and the company may not be able to replace the Revenue and Adjusted EBITDA from this business in future periods.

In October 2017, our Board of Directors approved a process to market and sell 11 hotel ownership positions maintained in joint venture arrangements. Subsequently, in August 2018, we announced a process to market and sell three additional owned or leased hotels. In December 2018, we also listed a joint venture hotel for sale. This is consistent with our previously stated business strategy to move towards operating as primarily a franchise company. Between October 2017 and December 31, 2019, the company completed the sale of eleven hotel properties. See Note 16 Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data for additional information. We expect that the completion of the remaining sales will allow the company to continue to reduce long-term debt and/or to increase cash reserves for future franchise agreement growth initiatives.

It is our intention, subject to market conditions, to sell all of our remaining hotel ownership positions in the next few years. Despite favorable market conditions at the time of the plan, we cannot be certain that the hotel sales will occur according to our preferred timing or at the market prices we anticipated. We cannot be certain that we will be able to replace the revenue and Adjusted EBITDA results from these hotels or other hotel sales with franchise business growth in future periods, or that the profit margins of our franchise business will be as we expected.

Our operating results are subject to conditions affecting the lodging industry.

Our revenues and operating results may be impacted by and fluctuate due to a number of factors, including the following:

•Changes in the desirability of the geographic regions in which our hotels are located, or adverse changes in local economies where our hotels are concentrated;
•Insufficient available capital to us or our franchise hotel owners to fund renovations and investments needed to maintain our competitive position;
•New supply or oversupply of hotel rooms in markets in which we operate due to the cyclical over-building in the hotel industry;
•The attractiveness of our hotels to consumers and competition from other hotels and lodging alternatives such as Airbnb;
•The need to periodically repair and renovate the hotels in our hotel network, including the ongoing need to refresh hotels to meet current industry standards and guest expectations;
•The financial condition of third-party property owners and franchisees, which may impact their ability to fund renovations and meet their financial obligations to us as required under management and franchise agreements;
•The quality and performance of the employees of the hotels in our network;
•Changes in demand for business, convention, group and leisure traveler rooms and related lodging services, including reductions in business and federal, state and local government travel may result due to budgetary constraints or government shutdowns, increases in the use of video conferencing services, or general economic conditions;
•Decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconference networks;
•Extended periods of low occupancy demand, which may negatively impact our ability to increase rates;
•Changes in travel patterns, extreme weather conditions and cancellation of or changes in events scheduled to occur in our markets;
•The impact of internet intermediaries and competitor pricing;
•The ability of third-party internet and other travel intermediaries to attract and retain customers;

•Changes in guest expectations with respect to amenities at network hotels that require additional capital to meet;
•Improvements in technology that require capital investment by us or our franchise hotel owners in infrastructure to implement and maintain;
•The quality of services provided by franchisees;
•Transportation and fuel costs, the financial condition of the airline industry and the resulting impacts on travel, including possible cancellation or reduction of scheduled flights into our markets and reductions in our business with airlines crews, which regularly stay at our hotels in many markets;
•Increases in operating costs due to inflation and other factors such as minimum wage requirements, overtime, healthcare, working conditions, work permit requirements and other labor-related costs, energy prices, insurance and property taxes, as well as increases in construction or associated renovation costs;
•Existing and potential new regulations relating to the preparation and sale of food and beverages, liquor service and health and safety of premises;
•Impact of war, actual or threatened terrorist attacks, heightened security measures and other national, regional or international political and geopolitical conditions;
•Recent travel bans and other federal regulations that restrict entry into the United States could reduce overall tourist and business travel;
•Travelers' fears of exposure to contagious diseases or foodborne illness;
•Climate change or availability of natural resources;
•Restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations; and
•Enacted, pending and possible future requirements to make substantial modifications to our hotels to comply with the Americans with Disabilities Act of 1990 or other governmental or regulatory requirements.

Any of these factors could adversely impact our hotel brands, hotel room demand, and/or pricing, reduce occupancy, ADR and RevPAR and reduce franchise revenues, or give rise to government imposed fines or private litigants winning damage awards against us. These items could adversely affect our results of operations and financial condition.

We reported net losses from continuing operations from 2008 through 2013, 2016, 2017 and 2019, and, although we had a net profit in 2014, 2015, and 2018, there is no assurance that we will be profitable in the future.

During the years 2008 through 2013 and in 2016, 2017 and 2019, we reported net losses from continuing operations. Not only did these losses have a direct adverse effect on our financial condition, they also increased our costs of borrowing. Although we have shown a net profit during two of the last five years, the long prior history of net losses could impair our ability to raise capital needed for franchise expansion, hotel investments and other corporate purposes. There is no assurance that we will be able to achieve profitability in the future.

General economic conditions may negatively impact our results and liquidity.

During economic downturns, discretionary travel decreases because of economic pressures, and this in turn hurts the hospitality industry and our company. High unemployment, lower family income, low corporate earnings, lower business investments and lower consumer and government spending all have the effect of reducing the demand for hotel rooms and related lodging services and put pressure on industry room rates and occupancy. A slowdown in economic conditions in 2020 could result in weak hospitality occupancy and rates and adversely affect our revenues and operating results. Negative economic conditions could also negatively impact our ability to obtain future financing and our liquidity in general. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital and debt service for the foreseeable future, if our cash flow or capital resources prove inadequate or we do not meet our financial debt covenants, we could potentially face liquidity problems that could have a material adverse effect on our results of operations and financial condition.

The hotel business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.

The hotel business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual company operated hotel revenues, and franchise royalties that are based on a percentage of hotel revenue. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full year. The seasonal nature of our business increases our vulnerability to risks during this period, including labor force shortages, cash flow problems, economic downturns and poor weather conditions. The adverse impact to our revenues would likely be greater as a result of our seasonal business.

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

In connection with our acquisition of Vantage Hospitality Group, Inc. in 2016, we issued 690,000 shares of common stock. Future acquisitions of other hotels or brands may also involve the issuance of our equity securities as payment, in part or in full, for the businesses or assets acquired. These future issuances of our equity securities will dilute existing shareholders’ ownership interests.

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

We have ownership interests of 55% in each of our joint ventures. We may in the future acquire interests in other properties through joint venture arrangements with other entities. In addition, we may enter into other non-property investment joint ventures through other divisions for marketing or other services. Partnerships, joint ventures and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create additional risks. Some of these acquisitions may be financed in whole or in part by loans under which we are jointly and severally liable for the entire loan amount along with the other joint venture partners. The terms of these joint venture arrangements may be more favorable to the other party, or parties, than to us. Although we will actively seek to minimize such risks before investing in partnerships, joint ventures or similar structures, investing in a property through such arrangements may subject our investment to risks not present with a wholly owned property, including, among others, the following:

•The other owner(s) of the investment might become bankrupt;
•The other owner(s) may have economic or business interests or goals that are inconsistent with ours;
•The other owner(s) may not have the economic ability to contribute operating funds, if needed, increasing our investment and funding to the joint venture(s);
•The other owner(s) may be unable to make required payments or meet guarantor obligations on loans under which we are jointly and severally liable;
•The other owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling the property at a time when to do so would have adverse consequences to us;
•Actions by the other owner(s) might subject the property to liabilities in excess of those otherwise contemplated by us; and
•It may be difficult for us to sell our interest in the property at the time we deem a sale to be in our best interests.

Failure of the joint venture or joint venture owners to comply with debt covenants could adversely affect our financial results or condition.

During 2015 we entered into a joint venture related to our Washington DC property, in which we own an equity interest of 55%. In connection with this transaction, the joint venture borrowed $16.7 million, which was secured by the hotel property within the joint venture entity. The credit agreement for this loan contains customary affirmative and negative covenants.

In certain periods since 2015, our DC hotel has not generated enough revenues to comply with the debt covenants in place under its then current credit agreement. As a result, from time to time, we have been required to make additional cash contributions to this joint venture entity in the form of preferred capital. The preferred capital will be repaid to us only when the underlying hotel property is sold or when the joint venture is liquidated, plus a preferred return that ranges from 9%-11%. In addition, in December 2018, we agreed to amend the loan agreement for our DC property to cure certain covenant defaults by increasing our principal guarantee to $10.5 million.

While we believe that our joint ventures have stabilized and that they will be able to continue to comply with their terms of their credit agreements, there can be no assurance that we won’t be required to make additional capital contributions or increase guarantees in the future. Any failure of our joint ventures to comply with the terms of their loan covenants, or our inability to cure defaults by making additional capital contributions or increasing our principal guarantees, could result in a demand for immediate repayment of the loans, which could result in one or more of these hotels being foreclosed upon and otherwise adversely affect our results of operations and financial condition, and limit our ability to obtain financing. For additional information, see Note 8 Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data.

We have incurred debt financing and may incur increased indebtedness in connection with acquisitions, capital expenditures, other corporate purposes or growth of our system of hotels.

Neither our Articles of Incorporation nor our Bylaws limit the amount of indebtedness that we may incur. Subject to limitations in our debt instruments, we may incur additional debt in the future to finance hotel renovations, repairs and replacements, for general corporate purposes or for hotel acquisitions. If our leverage increases, the resulting debt service could adversely affect our operating cash flow. The degree to which we are leveraged could also increase our vulnerability to and reduce our flexibility to respond to, general adverse economic and lodging industry conditions, including increases in interest rates, and could impair our ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. Increasing leverage could also place our company at a competitive disadvantage as compared to our competitors that are not as highly leveraged. Our indebtedness is, and will likely continue to be, secured by our existing assets. If we are not able to meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. Economic conditions could result in higher interest rates, which would increase debt service on our variable rate credit facilities and could reduce the amount of cash available for general corporate purposes. For additional information on our outstanding debt, see Note 8 Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data.

Increases in interest rates could adversely affect our business and financial results.

We have exposure to increases in interest rates under our DB Credit Facility. Outstanding amounts under the Line of Credit will bear interest at our election of 1-month, 2- month, 3-month, or 6-month LIBOR plus 3.00% with interest payable at the end of each elected 1-month, 2-month, 3-month, or 6-month elected term. Any significant increase in interest rates would have a material adverse effect on our financing costs and our future results of operations and cash flows.

In addition, the DB Credit Facility uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform, and in July 2017, the United Kingdom’s Financial Conduct Authority, which regulated LIBOR, announced that it intends to phase out LIBOR by the end of 2021, which is prior to the 2023 maturity date of our DB Credit Agreement. The DB Credit Agreement provides that if LIBOR is unavailable, the interest rate will be based upon a comparable or successor rate, which is approved by the administrative agent. At this time, the consequences of the phase out of LIBOR are unknown, however, the substitution of a comparable or successor rate could result in an increase in the cost of our variable interest rate(s) under the DB Credit Facility.

Our existing leverage may limit our ability to borrow additional funds or take certain actions we believe are beneficial to our business operations.

As of December 31, 2019, our total debt outstanding was $33.2 million, including $10.0 million outstanding under the Line of Credit through the DB Credit Agreement. We have no further borrowing capacity under the Line of Credit. Various limitations in our DB Credit Agreement may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. In particular, the DB Credit Agreement contains certain affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions that may prevent us from engaging in certain beneficial transactions, such as limitations on incurring additional debt, entering into mergers, consolidations and sales of assets, making investments or dispositions, granting liens, declaring dividends or repurchasing any of our outstanding common stock. These restrictive covenants may prevent us from pursuing acquisitions, making capital expenditures or pursuing other business opportunities we believe are beneficial to the company and its shareholders. Failure to comply with the affirmative or restrictive covenants would be an event of default under our DB Credit Agreement. For additional information on our outstanding debt, see Note 8 Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data.

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

In the recent past, our levels of capital expenditures for our company operated hotels have been lower than normal due to the marketing of our hotels for sale. Customers may not view our capital investments and improvements as significant enough to allow us to charge higher room rates, and this could negatively impact our hotel revenues and operating results. There are likely to be similar adverse effects if our franchisees are unable to make comparable investments in their properties. Without needed investments, we may have to move the hotel to a lower classification, which would likely have a negative impact on our hotel revenue stream.

Hotel maintenance, brand acquisitions, hotel acquisitions and new project development are subject to a number of risks, including:

•Availability of capital;
•Construction delays and cost overruns;
•Unavailability of rooms or meeting space for revenue generating activities during modernization and renovation projects;
•Numerous federal, state and local government regulations affecting the lodging industry, including building and zoning requirements and other required governmental permits and authorizations;
•Uncertainties as to market demand or a loss of market demand after capital improvements have begun; and
•Potential environmental problems.

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

Four of our company operated hotels, three of which are owned hotels and one of which is owned through a joint venture entity, and all of our corporate offices are subject to leases. In addition to the requirement to pay rent, the leases for these properties generally impose various maintenance and other obligations on us and may also require us to obtain the consent of the landlord before taking certain actions such as modifications to the properties. These lease provisions may limit our flexibility with the leased properties, delay modifications or other actions we may wish to take, or result in disputes with the landlords. In addition, the terms of the leases for three of our leased properties will expire in the period from 2021 through 2028. There can be no assurance that any of our landlords will be willing to extend these leases and, even if they are willing to extend, it is possible that the lease costs will increase, which would adversely impact the hotel operations and our expenses. If some of our office leases are not renewed for any reason, we could incur additional costs and expenses associated with negotiating a new lease agreement and moving our offices to a new location.

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

Our operations require us to collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, which are entered into, processed by, summarized by and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. Our franchise hotel owners also maintain similar personally identifiable information on systems that we do not control. The security of this data may potentially be breached due to a number of risks, including cyber-attack, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, franchisees or employees of third party vendors. Although we employ systems to protect data, no system is impenetrable. A theft, loss or fraudulent use of customer, employee or company data by us or our franchise hotel owners could adversely impact our reputation and could result in significant remedial and other costs, fines and litigation.

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

If we fail to comply with data privacy and security laws and regulations, we could be subject to fines or other restrictions on our business.

We collect and maintain information relating to our guests for various business purposes, including credit card information and information on guest preferences that we use to enhance customer service and for marketing and promotional purposes. A number of states have enacted data privacy laws and regulations that govern the collection, use, storage and protection of this type of sensitive personal information. These data privacy laws, such as the California Consumer Privacy Act (“CCPA”), continue to evolve, and compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to service our guests and market our products, properties and services. In addition, noncompliance with applicable privacy and security regulations, either by us or in some circumstances by third parties engaged by us or our franchise hotel owners, could expose us to substantial penalties for violations, impose significant costs for investigations and compliance, open us to the risk of private class-action litigation and/or adverse publicity and could negatively affect our operating results and business.

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology systems are vulnerable to damage or interruption from:

•Earthquakes, fires, floods and other natural disasters;
•Power losses, computer system failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events;
•Third party provider disruptions in service; and
•Computer viruses, penetration by individuals seeking to disrupt operations or misappropriate information, and other breaches of security.

We rely on our systems to perform functions critical to our ability to operate, including our central reservation system. Accordingly, an extended interruption in the systems' function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

We identified material weaknesses in our internal controls over financial reporting during the years ended December 31, 2017 and 2016. We remediated these material weaknesses as of December 31, 2018, however if we fail to continue to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, a part of our growth strategy has been, and may continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. We cannot be certain that these measures will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to be in compliance with Section 404 of the Sarbanes-Oxley Act at the date of acquisition.

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

During 2018, management executed a remediation plan that included significant changes to our company's accounting and internal audit staffing. Remediation efforts included a formal risk assessment performed by internal audit and senior management and included an internal review of all internal control processes, which resulted in the identification of new internal controls to address design gaps, the re-design of certain existing controls, and the elimination of redundant or unnecessary controls. During 2018, we completed our remediation plan and successfully completed testing of the new control environment. As a result of our internal control testing, we concluded that the material weaknesses were remediated as of December 31, 2018. Additionally, there were no material weaknesses in internal controls as of December 31, 2019.

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

We have seen significant turnover among our senior executives over the past five years. Our Chief Executive Officer resigned in November 2019 after five years at the company, and we are currently operating with an interim CEO while we search for a permanent replacement. Our current Chief Financial Officer was hired in January 2019 to replace her predecessor, who was hired in 2017 and announced his departure for personal reasons in October 2018. We hired a new Chief Operating Officer in June 2018, after the departure of our prior Chief Operating Officer and President of Global Development in May 2018, and our Chief Marketing Officer departed the Company in May 2019. Turnover of senior management can adversely impact our stock price, our results of operations, our relationships with our franchisees and may make recruiting for future management positions more difficult. Further, we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, in 2019 we recorded charges of $1.1 million related to executive and management transition, which included severance payments and other incremental expenses. Additional losses of senior team members could have a material adverse impact on our financial condition or results of operations. We currently do not carry key person insurance on members of our senior management team.

We place substantial reliance on the lodging industry experience and the institutional knowledge of the members of our senior management team. We compete for qualified personnel with this experience against companies with greater financial resources than ours. In order to successfully recruit qualified employees, we will likely need to offer a combination of base salary and equity compensation. These future issuances of our equity securities will dilute existing shareholders’ ownership interests. Finding suitable replacements for senior management and other key employees can be difficult, and there can be no assurance we will continue to be successful in retaining or attracting qualified personnel in the future.

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

The assessment for possible impairment requires us to make judgments, including:

•Estimated future cash flows from the respective properties or business units, which are dependent upon internal forecasts;
•Estimation of the long-term rate of growth for our business;
•The useful life over which our cash flows will occur;
•The determination of real estate and prevailing market values;
•Asset appraisals; and
•Current estimated net sales proceeds from pending offers or net sales proceeds from previous, comparable transactions, if available and appropriate.

In accordance with the guidance for the impairment of long-lived assets, if the expected undiscounted future cash flows are less than net book value, the excess of net book value over estimated fair value of the assets is charged to current earnings. Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future. In 2019, we recognized an impairment charge of $5.4 million on our Hotel RL Washington DC joint venture property and impairment charges of $8.7 million on our Americas Best Value Inn and Knights Inn brand name intangible assets. In 2018 we recognized an impairment charge of $7.1 million on our Hotel RL Baltimore Inner Harbor joint venture property and an impairment charge of $3.5 million in our Guesthouse brand name intangible asset. For additional information, see Note 6 Goodwill and Intangible Assets within Item 8. Financial Statements and Supplementary Data.

Risks associated with real estate ownership may adversely affect revenue or increase expenses.

We are subject to varying degrees of risk that generally arise from the ownership of real property. Revenue and cash flow from our hotels and other real estate may be adversely affected by, and costs may increase or market values may decrease as a result of changes beyond our control, including but not limited to:

•Changes in national, regional and local economic conditions;
•Changes in local real estate market conditions;
•Opening of other competing hotels in the region;
•Increases in interest rates and other changes in the availability, cost and terms of financing and capital leases;
•Increases in property and other taxes;
•The impact of present or future environmental legislation;
•Adverse changes in other governmental regulations, insurance and zoning laws; and
•Condemnation or taking of properties by governments or related entities.

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

As of February 24, 2020, Coliseum Capital Management (Coliseum) held 17% of our outstanding shares of common stock. Coliseum, or one or more other large shareholders, may take actions designed to impact our corporate policy and strategy, and their interests may differ from those of other shareholders. Such actions could include, among other things, attempting to obtain control of our board of directors through a proxy contest or initiating or substantially assisting an unsolicited takeover attempt. Responding to proxy contests and reacting to demands of activist shareholders can be costly and time-consuming, and disruptive to our operations by diverting the attention of management and our employees. The uncertainty that can result from such actions may also lead to the loss of potential business opportunities, and harm our ability to attract new management, employees, franchisees, investors and other strategic partners

The market price for our common stock may be volatile.

In the past, the market price for our common stock experienced significant fluctuations and it may do so in the future. Many factors could cause the market price of our common stock to rise or fall, some of which are unrelated to our operating performance, including but not limited to:

•Shortfalls in, or changes in our expectations about earnings, revenue, EBITDA or other key performance metrics;
•Changes in financial estimates, expectations of future financial performance or recommendations by analysts;
•Actual or anticipated variations in our quarterly results of operations;
•Changes in market valuations of companies in the hospitality industry;
•Changes in general economic conditions, and subsequent fluctuations in stock market prices and volumes;
•Issuances of additional common stock or other securities;
•Announcements by our shareholders disclosing acquisitions or sales of our common stock or expressing their views with respect to actions they believe should be taken by our company;
•Hiring or departure of management
•Low daily trading volume of our stock; and
•Announcements by us or our competitors of, or speculation with respect to, acquisitions, investments or strategic alliances.

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

Sales in international jurisdictions typically are made in local currencies, which exposes us to risks associated with currency fluctuations. Fluctuations in currency exchange rates may significantly increase the amount of translated U.S. dollars required for expenses outside the United States, or significantly decrease the U.S. dollars received from foreign currency revenues. We also face exposure to currency translation risk because we transact certain business outside of the United States in local currency, and then translate those results to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses, and could have a negative impact on our financial results. To date we have not entered into foreign exchange hedging agreements to reduce our exposure to fluctuations in currency exchange rates, but even if we enter into these hedging agreements in the future, they may not eliminate foreign currency risk entirely, and will involve risks of their own in the form of transaction costs and counterparty risk.

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

Our results of operations may be affected by the costs of complying with existing and future environmental laws, ordinances and regulations. Under federal, state and local environmental laws, ordinances and regulations, as an owner, operator or previous owner or operator of real property, we may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property we own or previously owned. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate a contaminated property properly, may prevent us from selling a property, using it as collateral for a loan, or affect the operation of businesses at the property. The costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could have an adverse effect on our results of operations and financial condition.

Two of our previously owned properties located in Port Angeles, WA and Salt Lake City, UT, had known contamination on the property in excess of applicable cleanup levels. At Port Angeles, a Phase II environmental site assessment conducted in 2013 revealed that fill material from an unknown source was placed at the property prior to construction of the existing buildings. This fill material contained petroleum hydrocarbons, benzene and PAHs at concentrations greater than applicable cleanup levels. At the time of the sale of our Port Angeles property in July 2018, no exposure pathways existed from the property due to caps on the soil consisting of asphalt or structures. There can be no assurance that remediation will not be required in the future, however, and as a prior owner of the Port Angeles property we may retain some liability for the costs of remediation. Our Salt Lake City hotel property, which we sold in December 2019, was exposed to a toxic substance spill that migrated from a neighboring property. We completed a site cleanup on the property and believe the contamination has been remediated. However, there can be no assurance that additional cleanup will not be required in the future, and as a prior owner of the Salt Lake City property we may retain some liability for the costs of remediation.

We currently own a small parcel of land adjacent to the hotel in Salt Lake City that we sold in December 2019. It was discovered in 2019 that the parcel had contamination resulting from prior uses of the land. The contamination has been reported to the State of Utah – Department of Environmental Quality. Investigations as to the scope and mitigation are ongoing.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Company Operated Properties

Company operated properties are those properties that we own, lease, or operate through a management contract. A number of our owned and leased properties are operated by third party management companies. The table below reflects our six company operated hotel properties and locations, as well as total available rooms per hotel, as of December 31, 2019.

		Total
		Available
Property	Location	Rooms
Company operated properties
Red Lion Hotel Kalispell (1)	Kalispell, Montana	170
Red Lion Hotel Seattle Airport (2)	Seattle, Washington	144
Red Lion Anaheim (2)	Anaheim, California	308
Hotel RL Olympia (3)	Olympia, Washington	193
Hotel RL Baltimore Inner Harbor (4)	Baltimore, Maryland	130
Hotel RL Washington DC (5)	Washington, DC	99
Company operated properties (6 properties)		1,044
__________
(1) Leased and operated by RLH
(2) Leased by RLH and operated by a third party management company
(3) Owned by RL Venture and operated by a third party management company
(4) Wholly owned and operated by a third party management company
(5) Leased by RLS DC Venture, LLC and operated by a third party management company

Franchised Hotels

Under our franchise agreements, we receive royalties for the use of the RLH Corporation brands and marketing funds for the promotion of the RLH Corporation brands. We also make available certain services to those hotels including reservation systems, advertising and national sales, our guest loyalty program, revenue management tools, quality inspections and brand standards, as well as administer central services programs for the benefit of all the hotels in our network. At December 31, 2019, our franchised operations consisted of 1,056 hotels with an approximate room count of 66,700.

Item 3.Legal Proceedings

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

Along with many of its competitors, the Company has been named as a defendant in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised hotel facilities. As of February 21, 2020, the Company is aware of approximately 7 cases filed naming the Company. The Company is in various stages of seeking voluntary dismissal on the basis that the Company did not own, operate or manage the hotels at issue, and intends to vigorously defend the lawsuits.

At any given time, we are subject to additional claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 10 Commitments and Contingencies within Item 8. Financial Statements and Supplementary Data.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol RLH.

Holders

At February 24, 2020, there were 105 shareholders of record of our common stock.

Dividends

Historically, we have not paid any cash dividends on our common stock. The board of directors periodically reviews our dividend policy and our longer-term objectives of maximizing shareholder value. Any determination to pay cash dividends in the future will be at the discretion of our board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019 on plans under which equity securities may be issued to employees, directors or consultants. All of our equity compensation plans have been approved by our shareholders.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Stock Incentive Plan	—	$—	—
2015 Stock Incentive Plan(1)	60,848	$8.20	1,135,724
2008 Employee Stock Purchase Plan	—	$—	282,739
Total	60,848	$8.20	1,418,463
__________

(1) Excludes 599,655 of unvested restricted stock units granted under the 2015 Stock Incentive Plan.

Item 6.Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K (§ 229.301(c)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

A summary of our open franchise and company operated hotels as of December 31, 2019, including the approximate number of available rooms, is provided below:

	Midscale Brand		Economy Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2019	112	15,900	1,215	69,800	1,327	85,700
Newly opened	8	700	32	1,600	40	2,300
Change in brand / adjustments (1)	(1)	100	(30)	(1,800)	(31)	(1,700)
Terminated properties	(23)	(3,200)	(251)	(15,400)	(274)	(18,600)
Ending quantity, December 31, 2019	96	13,500	966	54,200	1,062	67,700
(1) During the fourth quarter of 2019 we identified a number of errors in our contract tracking system, primarily related to the status of acquired contracts from acquisitions. The impact of these adjustments is reflected on this line.

A summary of activity relating to our open midscale franchise and company operated hotels by brand from January 1, 2019 through December 31, 2019 is provided below:

Midscale Brand Hotels	Hotel RL	Red Lion Hotel	Red Lion Inns and Suites	Signature	Other	Total
Beginning quantity, January 1, 2019	8	46	43	2	13	112
Newly opened	1	—	5	2	—	8
Change in brand / adjustments	—	1	1	—	(3)	(1)
Terminated properties	—	(8)	(9)	—	(6)	(23)
Ending quantity, December 31, 2019	9	39	40	4	4	96

Ending rooms, December 31, 2019	1,400	8,000	3,300	300	500	13,500

A summary of activity relating to our open economy franchise hotels by brand from January 1, 2019 through December 31, 2019 is provided below:

Economy Brand Hotels	ABVI and CBVI	Knights Inn	Country Hearth	Guest House	Signature Inn	Other	Total
Beginning quantity, January 1, 2019	777	332	53	27	2	24	1,215
Newly opened	28	2	1	1	—	—	32
Change in brand / adjustments (1)	(7)	(20)	—	—	—	(3)	(30)
Terminated properties	(141)	(82)	(7)	(9)	(2)	(10)	(251)
Ending quantity, December 31, 2019	657	232	47	19	—	11	966

Ending rooms, December 31, 2019	34,900	14,100	2,300	1,300	—	1,600	54,200
(1) During the fourth quarter of 2019 we identified a number of errors in our contract tracking system, primarily related to the status of acquired contracts from acquisitions. The impact of these adjustments is reflected on this line.

A summary of our executed franchise agreements for the year ended December 31, 2019 is provided below:

	Midscale Brand	Economy Brand	Total
Executed franchise license agreements, year ended December 31, 2019:
New locations	16	27	43
New contracts for existing locations	11	115	126
Total executed franchise license agreements, year ended December 31, 2019	27	142	169

We operate in two reportable segments:

•The franchised hotels segment is engaged primarily in licensing our brands to franchisees. This segment generates revenue from royalty, marketing and other fees that are primarily based on a percentage of room revenue or on room count or on transaction count and are charged to hotel owners in exchange for the use of our brand and access to our marketing and central services programs. These central services and marketing programs include our reservation system, guest loyalty program, national and regional sales, revenue management tools, quality inspections, advertising and brand standards. Additionally, this segment includes our initial contracts for Canvas Integrated Systems.

•The company operated hotel segment derives revenues primarily from guest room rentals and food and beverage offerings at owned and leased hotels for which we consolidate results. Revenues have also been derived from management fees and related charges for hotels with which we contract to perform management services, however our last management agreement terminated in February 2019.

Our remaining activities, none of which constitutes a reportable segment, have been aggregated into "other".

Major Transactions During Reporting Periods Presented

In May 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets including franchise agreements for approximately 330 hotels from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement, for an aggregate purchase price of $27.2 million. See Note 16 Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data.

Consistent with the Company's previously stated business strategy to move towards operating as primarily a franchise company, in 2017, we announced that we would be marketing for sale 11 of our owned hotels held by our consolidated joint venture, RL Venture. In 2018, nine of the RL Venture properties were sold for $116.5 million. In December 2019, we sold an additional RL Venture property for $33.0 million. In November 2019, we sold the only hotel in our consolidated joint venture, RLS Atla Venture for $12.3 million. Most of the buyers entered into franchise license agreements to retain the Red Lion brand.

It is our intention, subject to market conditions, to sell all of our hotel ownership positions in the next few years so that we can focus on our hotel franchise business, which is less capital intensive and generates higher profit margins than the hotel ownership business. We anticipate that the completion of these sales will allow the Company to continue to significantly reduce or eliminate long-term debt and to increase cash reserves for future franchise agreement growth initiatives.

For further discussion on these transactions, see Note 16, Acquisitions and Dispositions within Item 8. Financial Statements and Supplementary Data.

Results of Operations

A summary of our Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Years Ended December 31,
	2019	2018
Total revenues	$114,288	$135,849
Total operating expenses	129,584	114,715
Operating income (loss)	(15,296)	21,134
Other income (expense):
Interest expense	(5,157)	(6,209)
Loss on early retirement of debt	(428)	(794)
Other income, net	161	265
Total other income (expense)	(5,424)	(6,738)
Income (loss) before taxes	(20,720)	14,396
Income tax expense (benefit)	253	(71)
Net income (loss)	(20,973)	14,467
Net (income) loss attributable to noncontrolling interest	1,944	(13,129)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(19,029)	$1,338

Non-GAAP Financial Measures: (1)
EBITDA	$(996)	$37,608
Adjusted EBITDA	$11,592	$15,766
_________
(1) The definitions of "EBITDA," and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the year ended December 31, 2019, we reported a net loss attributable to RLH Corporation of $19.0 million or $(0.76) per weighted average basic share, which includes $14.1 million in impairment losses related to our Washington DC joint venture property as well as our Americas Best Value Inn and Knights Inn brand name intangible assets, $7.1 million in gains primarily from the disposal of two hotel properties, $0.6 million of expense related to a non-income tax expense assessment, $1.8 million of stock based compensation, $1.0 million of expense related to a legal settlement, $1.1 million in employee separation costs, $0.8 million of bad debt expense and associated legal fees related to a reserve recognized in the second half of 2019 for certain amounts of accounts receivable, key money, and notes receivable outstanding for a large customer in bankruptcy, $0.6 million in transaction and integration costs, and a $0.4 million loss on early retirement of debt.

For the year ended December 31, 2018, we reported net income attributable to RLH Corporation of $1.3 million or $0.05 per weighted average share, which included $41.5 million in gains from the disposal of nine hotel properties, $10.6 million in impairment losses related to our Baltimore joint venture property and GuestHouse brand name intangible asset, $4.0 million of stock based compensation, $2.2 million in transaction and integration related costs, $1.5 million in employee separation costs, $0.6 million of expense related to a non-income tax expense assessment, and a $0.8 million loss on early retirement of debt resulting from an early repayment on our Senior Secured Term Loan using proceeds from an RL Venture distribution following two hotel sales.

For the year ended December 31, 2019, Adjusted EBITDA was $11.6 million compared to $15.8 million for the year ended December 31, 2018.

Non-GAAP Financial Measures

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA is an additional measure of financial performance. We believe that the inclusion or exclusion of certain special items, such as gains and losses on asset dispositions and impairments, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results. Adjusted EBTIDA also excludes the effect of non-cash stock compensation expense. We believe that the exclusion of this item is consistent with the purposes of the measure described below.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net income (loss)	$(20,973)	$14,467
Depreciation and amortization	14,567	17,003
Interest expense	5,157	6,209
Income tax expense (benefit)	253	(71)
EBITDA	(996)	37,608
Stock-based compensation (1)	1,780	3,955
Asset impairment (2)	14,128	10,582
Transaction and integration costs (3)	632	2,219
Employee separation and transition costs (4)	1,101	1,509
Loss on early retirement of debt	428	794
Gain on asset dispositions (5)	(7,067)	(41,520)
Legal settlement expense (6)	952	—
Non-income tax expense assessment (7)	634	619
Adjusted EBITDA	11,592	15,766
Adjusted EBITDA attributable to noncontrolling interests	(1,457)	(1,806)
Adjusted EBITDA attributable to RLH Corporation	$10,135	$13,960

(1) Costs represent total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses, Company operated hotels and Marketing, reservations and reimbursables on the Consolidated Statements of Comprehensive Income (Loss).

(2) During 2019, we recognized impairments on our Hotel RL Washington DC joint venture property, and on our Americas Best Value Inn and Knights Inn brand name intangible assets. During 2018, we recognized impairments on our Hotel RL Baltimore Inner Harbor joint venture property and on our Guesthouse brand name intangible asset. All are included within Asset impairment on the Consolidated Statements of Comprehensive Income (Loss).

(3) Transaction and integration costs include incremental expenses incurred for potential and executed acquisitions and dispositions of assets.
(4) The costs recognized relate to employee separation. In 2019, the costs primarily relate to severance agreements with our Chief Executive Officer and other executives in November 2019. The costs recognized in 2018 primarily relate to severance agreements with our Chief Operating Officer, and President of Global Development in May 2018 and our Chief Marketing Officer in December 2018. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables expense on the Consolidated Statements of Comprehensive Income (Loss).

(5) Gains relate primarily to the sale of two properties in the fourth quarter of 2019 and nine properties during 2018, which are included within Gain on asset dispositions, net on the Consolidated Statements of Comprehensive Income (Loss).

(6) Legal settlement expense relates to a settlement agreement with former hotel workers regarding a wage dispute in California. This expense is included in Company operated hotels expense on the Consolidated Statements of Comprehensive Income (Loss).

(7) During the fourth quarter of 2019, we concluded that we are probable of being assessed non-income taxes in additional states of $0.6 million for each of the years ended December 31, 2019 and 2018. We accrued these estimated taxes in Selling, general, administrative and other expenses on the Consolidated Statements of Comprehensive Income (Loss), with a revision to our 2018 Consolidated Statement of Comprehensive Income (Loss) to reflect the prior period adjustment. For further discussion, see Note 2, Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data.

Revenues

Franchise and Marketing, Reservations and Reimbursables Revenues

	Years Ended December 31,
	2019	2018
	(In thousands)
Royalty	$22,121	$22,309
Marketing, reservations and reimbursables	31,375	28,239
Other franchise	5,749	3,246

2019 Compared to 2018

Revenues from royalties decreased slightly by $0.2 million or 1%. This decrease is primarily due to terminated agreements in our economy brand hotels, partially offset by a full year of royalties in 2019 from our acquired Knights Inn agreements compared to the partial year in 2018. Marketing, reservations, and reimbursables revenue increased $3.1 million or 11% and Other franchise revenues increased by $2.5 million or 77%. These increases are primarily due to the additional revenue provided by the acquisition of the Knights Inn franchised hotels in May 2018 plus an increase in reservation and other miscellaneous fees, partially offset by the impact of terminated agreements.

Company Operated Hotels Revenues

	Years Ended December 31,
	2019	2018
	(In thousands)
Company operated hotel revenues	$55,029	$82,021

2019 Compared to 2018

Company operated hotels revenue decreased by $27.0 million or 33%. This decrease was primarily due to the disposal of nine hotel properties from our company operated hotels segment during 2018 and an additional two hotel disposals in the fourth quarter of 2019, along with the expiration of a company operated hotel property lease in the fourth quarter of 2018.

Revenues for the six company operated hotels held during the entirety of both periods increased by $0.2 million, to $41.4 million in 2019 compared to $41.2 million in 2018.

Operating Expenses

Selling, General, Administrative and Other Expenses

	Years Ended December 31,
	2019	2018
	(In thousands)
Franchise development and operations, including labor	$8,618	$9,908
General and administrative labor and labor-related costs	7,260	9,036
Stock-based compensation	651	2,169
Non-income tax expense assessment	634	619
Bad debt expense	3,221	872
Legal fees	2,023	1,697
Professional fees and outside services	1,099	1,560
Facility lease	941	844
Information technology costs	814	967
Other	4,159	4,009
Total Selling, general, administrative and other expenses	$29,420	$31,681

2019 Compared to 2018

Total Selling, general, administrative and other expenses decreased by $2.3 million or 7%. The following fluctuations occurred within Selling, general, administrative and other expenses period over period:

Franchise development and operations expenses decreased primarily due to lower overall compensation expense in 2019 as compared to 2018. This decrease in compensation expense was driven by a reduction in variable compensation due to lower than expected growth in the current year, along with a decrease in average headcount.

Labor and labor-related costs decreased primarily due to a reduction in variable compensation due to lower than expected growth in the current year, along with decreased headcount and overall benefit costs. Stock-based compensation decreased primarily due to the reversal of previously recognized expense resulting from forfeitures due to several executive terminations in the fourth quarter of 2019, along with the determination that the achievement of performance vesting conditions associated with certain outstanding performance stock units was no longer probable.

Due to a non-income tax audit that was initiated in 2019, during the fourth quarter of 2019 we engaged a third party expert to assist management in a study that concluded we are probable of being assessed non-income taxes in additional states related to billings from 2016 through 2019. The total estimated non-income tax liability for all periods was estimated at $2.0 million, which includes penalties and interest of $0.3 million. There is significant subjectivity as to whether non-income taxes can be assessed on certain of our franchise billings. In order to mitigate our potential exposure, the company has requested acceptance into voluntary disclosure agreements with multiple states that comprise the majority of our exposure.

We have the ability and right to bill and collect a reimbursement of the incremental non-income tax, excluding penalties and interest, from our franchisees. However, as the amounts included significant judgment, cover multiple periods, and as we lack a history of collecting these types of non-income taxes, we have concluded we will not recognize an asset for potential reimbursement and therefore we have recognized the 2016 and 2017 impact of $0.7 million as a decrease in Accumulated deficit and an increase to Other accrued liabilities as of January 1, 2018, as well as recognizing $0.6 million in Selling, general, administrative and other expenses in 2019 and 2018, respectively. For further discussion on this item and the associated immaterial revisions of prior period financial information, see Note 2, Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data.

Bad debt expense increased due to increased terminations reducing the likelihood of collection of outstanding amounts as well as a reserve established in the second half of 2019 for certain amounts of accounts receivable, key money, and notes receivable outstanding for a large customer in bankruptcy.

Professional fees and outside services decreased primarily due to various efficiencies and cost cutting initiatives implemented by management.

Company Operated Hotels Expenses

	Years Ended December 31,
	2019	2018
	(In thousands)
Company operated hotel expenses	$48,612	$67,314

2019 Compared to 2018

Company operated hotels expenses decreased by $18.7 million or 28%. This decrease was primarily due to the disposal of nine hotel properties from our company operated hotels segment during 2018, along with the expiration of a company operated hotel property lease in the fourth quarter of 2018.

Operating expenses for the six company operated hotels held during the entirety of both periods increased by $2.1 million, to $36.7 million in 2019 compared to $34.6 million in 2018, primarily due to a $0.9 million increase in third party management fees as most of our hotels were transitioned from internal management to external management during late 2018 and early 2019 as we continue to focus resources on our franchising segment.

Marketing, Reservations and Reimbursables Expenses

	Years Ended December 31,
	2019	2018
	(In thousands)
Marketing, reservations and reimbursable expenses	$29,292	$27,937

2019 Compared to 2018

Marketing, reservations and reimbursables expenses increased by $1.4 million or 5%. This increase was primarily due to supporting growth in our midscale hotels as well as a full year of expenses related to Knights Inn, which was acquired in May 2018. This increase is consistent with the increase in Marketing, reservations and reimbursables revenues.

Depreciation and Amortization

	Years Ended December 31,
	2019	2018
	(In thousands)
Depreciation and amortization	$14,567	$17,003

2019 Compared to 2018

Depreciation and amortization expense decreased $2.4 million or 14%. This decrease was primarily due to the disposal of nine hotel properties from our company operated hotels segment during the year ended December 31, 2018. The decrease in depreciation and amortization from hotel sales was partially offset by additional amortization from acquired intangible assets that were part of the Knights Inn acquisition in May 2018 and other fixed assets placed in service during the remainder of 2018 and 2019.

Asset Impairment

	Years Ended December 31,
	2019	2018
	(In thousands)
Asset impairment	$14,128	$10,582

2019 Compared to 2018

We recognized an impairment loss of $5.4 million on our Hotel RL Washington DC joint venture property in the third quarter of 2019 and an impairment loss of $7.1 million on our Hotel RL Baltimore Inner Harbor joint venture property in the third quarter of 2018. See Note 5. Property and Equipment within Item 8. Financial Statements for additional detail. Additionally, we recognized an impairment loss of $7.4 million on our Americas Best Value Inn brand name intangible asset and an impairment loss of $1.3 million on our Knights Inn brand name intangible asset in the fourth quarter of 2019. We recognized an impairment loss of $3.5 million on our GuestHouse brand name intangible asset in the fourth quarter of 2018. See Note 6 Goodwill and Intangible Assets within Item 8. Financial Statements for additional detail.

Gain on Asset Dispositions, net

	Years Ended December 31,
	2019	2018
	(In thousands)
Gain on asset dispositions, net	$(7,067)	$(42,021)

2019 Compared to 2018

For the year ended December 31, 2019, we recognized a Gain on asset dispositions, net of $7.1 million primarily from the disposal of two hotel properties during the fourth quarter. We recognized a Gain on asset dispositions, net of $42.0 million primarily from the disposal of nine hotel properties during the year ended December 31, 2018.

Transaction and Integration Costs

	Years Ended December 31,
	2019	2018
	(In thousands)
Transaction and integration costs	$632	$2,219

2019 Compared to 2018

Transaction and integration costs decreased by $1.6 million or 72% There were no acquisitions completed in 2019, while Knights Inn was acquired in the second quarter of 2018. Costs incurred in 2019 relate to integration activities for the Knights Inn acquisition that continued into the current year, in addition to due diligence costs incurred for other potential sales and acquisitions.

Interest Expense

Interest expense decreased $1.1 million or 17% in 2019 compared with 2018. This decrease is primarily due to hotel sales and the related reduction in our average corporate and hotel-specific debt outstanding during 2019 as compared to 2018.

Loss on Early Retirement of Debt

In the second quarter of 2019, we recognized a Loss on early retirement of debt of $0.2 million for unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a mortgage loan at RLS DC Venture, which was replaced through a new mortgage loan with a different lender. In the fourth quarter of 2019, we recognized an additional Loss on early retirement of debt of $0.3 million related to the early payoff of our Senior Secured Term Loan and a secured debt agreement at RL Venture - Salt Lake City. These loans were paid off using proceeds from the sales of the Hotel RL Salt Lake City and Red Lion Hotel Atlanta Airport.

In 2018, the Loss on early retirement of debt arose primarily from a $20.6 million early payment of our Senior Secured Term Loan. The debt was repaid using proceeds from a distribution from RL Venture after the sales of our Red Lion Hotel Port Angeles and Hotel RL Spokane.

See Note 8, Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data for additional information.

Income Taxes

We reported income tax expense of $0.3 million in 2019, compared with an income tax benefit of $0.1 million in 2018. The income tax provisions vary from the statutory rate primarily due to a partial valuation allowance against our gross deferred tax assets. See Note 13, Income Taxes within Item 8. Financial Statements and Supplementary Data.

Liquidity and Capital Resources

Overview

Our principal source of liquidity is cash flows from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $23.0 million and $4.6 million at December 31, 2019 and 2018. We believe that we have sufficient liquidity to fund our operations at least through February 2021.

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

We are committed to maintaining our infrastructure for systems and services we provide to our franchisees. This requires ongoing access to capital investments in technology and related assets.

	Years Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$5,382	$(3,514)
Net cash provided by (used in) investing activities	39,391	76,898
Net cash provided by (used in) financing activities	(32,754)	(98,453)

Operating Activities

Net cash provided by operating activities totaled $5.4 million in 2019 compared with net cash used in operating activities of $3.5 million during 2018. This increase of $8.9 million from 2018 was primarily due to an increase of $7.2 million in cash flows from working capital accounts, driven by the disbursement of significant amounts of key money in 2018.

Investing Activities

Net cash provided by investing activities totaled $39.4 million and $76.9 million for the years ended December 31, 2019 and 2018, respectively. Cash flows decreased $37.5 million in 2019 compared to 2018 primarily due to lower proceeds from hotel sales in the current year, partially offset by the acquisition of the Knights Inn brand and related franchise agreements in 2018.

Financing Activities

Net cash flows used by financing activities were $32.8 million during 2019, compared with $98.5 million in 2018. In 2019, we had borrowings on long-term debt of $32.9 million, made repayments of $45.9 million on long-term debt, and paid $17.6 million in distributions to noncontrolling interest. In 2018, we had borrowings on long-term debt of $30.0 million, drew $10.0 million on our line of credit, made repayments of $108.0 million on long-term debt, paid $7.0 million in contingent consideration from the Vantage Hospitality, Inc. acquisition that occurred in 2016 and paid $21.5 million in distributions to noncontrolling interest.

Debt

As of December 31, 2019, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $33.2 million.

During 2019, we executed term loans at the Olympia and Salt Lake City properties held by RL Venture for a total principal amount of $16.6 million. Proceeds from the loans were distributed to the partners of RL Venture in accordance with ownership interest percentage. We transferred $4.2 million of the proceeds received into a cash collateral account, and in April 2019, the $4.2 million in the cash collateral account was applied against the outstanding principal balance of the Senior Secured Term Loan.

In the fourth quarter of 2019, using the net proceeds from the sales of our Hotel RL Salt Lake City joint venture property and Red Lion Hotel Atlanta International Airport joint venture property, we repaid the remaining outstanding principal balance on our Senior Secured Term Loan of $4.2 million.

In December 2019, using proceeds from the sale of the Hotel RL Salt Lake City, RL Venture repaid the $11.0 million outstanding principal balance under the term loan executed at the Salt Lake City property. The remaining outstanding debt balance for the term loan executed at the Olympia property was $5.6 million of December 31, 2019.

In May 2019, we executed a new mortgage loan agreement at the RLH DC Venture property for a total principal and accrued exit fee of $17.4 million. The proceeds from the loan were immediately used to pay off the existing mortgage loan on the property, which had an outstanding principal balance of $15.9 million at the time of closing.

In September 2019, RLH Atlanta executed several amendments to the existing mortgage loan with PFP Holding Company IV, LLC ("PFP"), an affiliate of Prime Finance, extending the maturity date from September 9, 2019 to January 9, 2020. In November 2019, using proceeds from the sale of the Red Lion Hotel Atlanta International Airport joint venture property, RLH Atlanta repaid the $8.2 million outstanding principal balance under the loan agreement with PFP.

See Note 8, Debt and Line of Credit within Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K, for additional information about our debt obligations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements, which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition and Receivables

Revenue is generally recognized as our performance obligations are satisfied. We recognize revenue from the following sources:

•Franchised Hotels - royalty, marketing and other fees are received in connection with licensing our brands to franchisees. See Note 2, Summary of Significant Accounting Policies for further discussion, within Item 8. Financial Statements and Supplementary Data.

•Company-Operated Hotels - Room rental and food and beverage sales from majority owned and leased hotels and management fees from hotels under management contract. Revenues are recognized when services have been performed, generally at the time of the hotel stay or guests visit to the restaurant and at the time the management services are provided. We also recognize other revenue and costs from managed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer.

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

We have not recognized any impairment on goodwill during the years ended December 31, 2019 and 2018.

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

On October 1, 2019, we recognized impairment losses on the Americas Best Value Inn and Knights Inn brand name indefinite-lived intangible assets of $7.4 million and $1.3 million, respectively. On October 1, 2018, we recognized an impairment loss on the Guesthouse brand name indefinite-lived intangible asset of $3.5 million and reclassified the $2.1 million remaining fair value from an indefinite-lived intangible asset to a finite-lived intangible asset. The impairment losses are included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss). See further discussion of the impairments and reclassification at Note 6, Goodwill and Intangible Assets within Item 8. Financial Statements and Supplementary Data.

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

During the year ended December 31, 2019, we recognized an impairment loss on our Hotel RL Washington DC joint venture property of $5.4 million. During the year ended December 31, 2018, we recognized an impairment loss on our Baltimore joint venture property of $7.1 million. These impairment losses are included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss). See further discussion of the impairment at Note 5, Property and Equipment within Item 8. Financial Statements and Supplementary Data.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.Financial Statements and Supplementary Data

See Item 15 of this annual report for certain information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Red Lion Hotels Corporation
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Red Lion Hotels Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Spokane, Washington
February 27, 2020

RED LION HOTELS CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018 (Revised)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($1,819 and $4,564 attributable to VIEs)	$29,497	$17,034
Restricted cash ($2,311 and $2,652 attributable to VIEs)	2,311	2,755
Accounts receivable, net of an allowance for doubtful accounts $4,589 and $2,345, respectively ($1,033 and $1,064 attributable to VIEs)	15,143	18,575
Notes receivable, net	5,709	2,103
Other current assets ($311 and $680 attributable to VIEs)	5,849	6,218
Total current assets	58,509	46,685
Property and equipment, net ($29,848 and $74,250 attributable to VIEs)	68,668	115,522
Operating lease right-of-use assets ($10,810 and $0 attributable to VIEs)	48,283	—
Goodwill	18,595	18,595
Intangible assets, net	48,612	60,910
Other assets, net ($703 and $705 attributable to VIEs)	3,851	8,075
Total assets	$246,518	$249,787
LIABILITIES
Current liabilities:
Accounts payable ($589 and $650 attributable to VIEs)	$5,510	$5,322
Accrued payroll and related benefits ($349 and $369 attributable to VIEs)	2,709	5,402
Other accrued liabilities ($455 and $1,092 attributable to VIEs)	5,469	6,294
Long-term debt, due within one year ($16,984 and $25,056 attributable to VIEs)	16,984	25,056
Operating lease liabilities, due within one year ($966 and $0 attributable to VIEs)	4,809	—
Total current liabilities	35,481	42,074
Long-term debt, due after one year, net of debt issuance costs ($5,576 and $0 attributable to VIEs)	5,576	9,114
Line of credit, due after one year	10,000	10,000
Operating lease liabilities, due after one year ($11,938 and $0 attributable to VIEs)	46,592	—
Deferred income and other long-term liabilities ($28 and $480 attributable to VIEs)	1,105	2,245
Deferred income taxes	743	772
Total liabilities	99,497	64,205

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 25,148,005 and 24,570,158 shares issued and outstanding	251	246
Additional paid-in capital, common stock	181,608	182,018
Accumulated deficit	(36,875)	(17,846)
Total RLH Corporation stockholders' equity	144,984	164,418
Noncontrolling interest	2,037	21,164
Total stockholders' equity	147,021	185,582
Total liabilities and stockholders' equity	$246,518	$249,787
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019 and 2018

	2019	2018 (Revised)
	(In thousands, except per share data)
Revenue:
Royalty	$22,121	$22,309
Marketing, reservations and reimbursables	31,375	28,239
Other franchise	5,749	3,246
Company operated hotels	55,029	82,021
Other	14	34
Total revenues	114,288	135,849
Operating expenses:
Selling, general, administrative and other expenses	29,420	31,681
Company operated hotels	48,612	67,314
Marketing, reservations and reimbursables	29,292	27,937
Depreciation and amortization	14,567	17,003
Asset impairment	14,128	10,582
Gain on asset dispositions, net	(7,067)	(42,021)
Transaction and integration costs	632	2,219
Total operating expenses	129,584	114,715
Operating income (loss)	(15,296)	21,134
Other income (expense):
Interest expense	(5,157)	(6,209)
Loss on early retirement of debt	(428)	(794)
Other income, net	161	265
Total other income (expense)	(5,424)	(6,738)
Income (loss) before taxes	(20,720)	14,396
Income tax expense (benefit)	253	(71)
Net income (loss)	(20,973)	14,467
Net (income) loss attributable to noncontrolling interest	1,944	(13,129)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(19,029)	$1,338

Earnings (loss) per share - basic	$(0.76)	$0.05
Earnings (loss) per share - diluted	$(0.76)	$0.05

Weighted average shares - basic	24,931	24,392
Weighted average shares - diluted	24,931	25,477
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2019 and 2018

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit) (Revised)	RLH Corporation Total Equity (Revised)	Equity Attributable to Non-controlling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity (Revised)
	(In thousands, except share data)
Balances, December 31, 2017	23,651,212	$237	$178,028	$(18,757)	$159,508	$27,381	$186,889
Net income	—	—	—	1,338	1,338	13,129	14,467
Cumulative effect of the adoption of Topic 606	—	—	—	(427)	(427)	—	(427)
Shared based payment activity	228,946	2	3,535	—	3,537	—	3,537
Shares issued for Vantage continent consideration	690,000	7	2,870	—	2,877	—	2,877
Buyout of noncontrolling interest	—	—	(2,415)	—	(2,415)	2,111	(304)
Distributions to noncontrolling interests	—	—	—	—	—	(21,457)	(21,457)
Balances, December 31, 2018	24,570,158	246	182,018	(17,846)	164,418	21,164	185,582
Net loss	—	—	—	(19,029)	(19,029)	(1,944)	(20,973)
Shared based payment activity	577,847	5	(34)	—	(29)	—	(29)
Reclassification of noncontrolling interest upon conversion to wholly owned subsidiary	—	—	(376)	—	(376)	376	—
Distributions to noncontrolling interests	—	—	—	—	—	(17,559)	(17,559)
Balances, December 31, 2019	25,148,005	$251	$181,608	$(36,875)	$144,984	$2,037	$147,021
The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019 and 2018

	2019	2018 (Revised)
	(In thousands)
Operating activities:
Net income (loss)	$(20,973)	$14,467
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,567	17,003
Noncash PIK interest and amortization of debt issuance costs	1,077	942
Amortization of key money and contract costs	1,166	748
Amortization of contract liabilities	(1,167)	(753)
Gain on asset dispositions, net	(7,067)	(42,021)
Noncash loss on early retirement of debt	276	794
Asset impairment	14,128	10,582
Deferred income taxes	(29)	(1,302)
Stock based compensation expense	1,780	3,955
Provision for doubtful accounts	3,935	1,014
Fair value adjustments to contingent consideration	—	581
Change in current assets and liabilities, net of business acquired:
Accounts receivable	(89)	(3,644)
Key money disbursements	(857)	(5,695)
Other current assets	(248)	(1,231)
Accounts payable	380	1,249
Other accrued liabilities	(1,497)	(203)
Net cash provided by (used in) operating activities	5,382	(3,514)
Investing activities:
Capital expenditures	(4,939)	(8,615)
Acquisition of Knights Inn	—	(27,249)
Net proceeds from disposition of property and equipment	44,137	113,748
Collection of notes receivable	283	62
Advances on notes receivable	(90)	(1,048)
Net cash provided by (used in) investing activities	39,391	76,898
Financing activities:
Borrowings on long-term debt, net of discounts	32,935	30,000
Repayment of long-term debt and finance leases	(45,943)	(107,999)
Proceeds from line of credit borrowing	—	10,000
Debt issuance costs	(253)	(1,282)
Buyout of joint venture interest	—	(304)
Distributions to noncontrolling interest	(17,559)	(21,457)
Contingent consideration paid for Vantage Hospitality acquisition	—	(7,000)
Stock-based compensation awards canceled to settle employee tax withholding	(2,150)	(647)
Stock option and stock purchase plan issuances, net and other	216	236
Net cash provided by (used in) financing activities	(32,754)	(98,453)
Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	12,019	(25,069)
Cash, cash equivalents and restricted cash at beginning of year	19,789	44,858
Cash, cash equivalents and restricted cash at end of year	$31,808	$19,789

RED LION HOTELS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2019 and 2018

	2019	2018
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during years for:
Income taxes	$763	$963
Interest on debt	$4,938	$6,338
Non-cash operating, investing and financing activities:
Acquisition of property and equipment through capital lease and other LT obligations	$—	$328
Property and equipment, purchases not yet paid	$182	$27
Shares issued for Vantage acquisition	$—	$2,877

The accompanying notes are an integral part of the consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

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

In May 2018, Red Lion Hotels Franchising, Inc., a wholly-owned subsidiary of RLH Corporation (RLH Franchising) completed the purchase of all of the issued and outstanding shares of capital stock of Knights Franchise Systems, Inc. (KFS), and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to an Amended and Restated Purchase Agreement, for an aggregate purchase price of $27.2 million. See Note 16, Acquisitions and Dispositions for further discussion.

2.Summary of Significant Accounting Policies

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

Reclassifications

For the year ended December 31, 2019, all revenues and costs related to our fourth quarter brand conference were presented in their respective Marketing, reservations, and reimbursables line items in our Consolidated Statements of Comprehensive Income (Loss). In prior years, these revenues and expenses were reported in Other franchise and Selling, general, administrative and other expenses, respectively. We have reclassified these items in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2018, as well as the year ended December 31, 2017, for which no Consolidated Statement of Comprehensive Income (Loss) is presented:

	For the Year Ended December 31, 2018
	As Previously Reported	Reclassifications	As Reclassified
Revenue:
Marketing, reservations and reimbursables	$25,948	$2,291	$28,239
Other franchise	5,537	(2,291)	3,246
Operating Expenses
Marketing, reservations and reimbursables	$26,877	$1,060	$27,937
Selling, general, administrative and other expenses	32,122	(1,060)	31,062

	For the Year Ended December 31, 2017
	As Previously Reported	Reclassifications	As Reclassified
Revenue:
Marketing, reservations and reimbursables	$26,179	$1,832	$28,011
Other franchise	4,822	(1,832)	2,990
Operating Expenses
Marketing, reservations and reimbursables	$25,435	$952	$26,387
Selling, general, administrative and other expenses	29,753	(952)	28,801

Revision of Previously Issued Financial Statements for Immaterial Misstatements

Due to a non-income tax audit that was initiated in 2019, during the fourth quarter of 2019 we engaged a third party expert to assist management in a study that concluded we are probable of being assessed non-income taxes in additional states related to billings from 2016 through 2019. The total estimated non-income tax liability for all periods was estimated at $2.0 million, which includes penalties and interest of $0.3 million. There is significant subjectivity as to whether non-income taxes can be assessed on certain of our franchise billings. In order to mitigate our potential exposure, the company has requested acceptance into voluntary disclosure agreements with multiple states that comprise the majority of our exposure.

We have the ability and right to bill and collect a reimbursement of the incremental non-income tax, excluding penalties and interest, from our franchisees. However, as the amounts included significant judgment, cover multiple periods, and as we lack a history of collecting these types of non-income taxes, we have concluded we will not recognize an asset for potential reimbursement. We have assessed the effects of these errors to our previously issued financial statements and based upon quantitative and qualitative factors, determined that the errors were not material to our previously issued financial statements. Therefore we have corrected previously reported amounts by recognizing the 2016 and 2017 impact of $0.7 million as a decrease in Accumulated deficit and an increase to Other accrued liabilities as of January 1, 2018, as well as recognizing $0.6 million in Selling, general, administrative and other expenses with a corresponding decrease in Net income (loss) in 2018. The revision for the year ended December 31, 2018 reduced basic and diluted earnings per share by $0.03.

The following table shows the impact of the immaterial revision to certain line items in our Consolidated Statements of Comprehensive Income (Loss) for previously reported quarters, after adjustment for the brand conference reclassification discussed above, during 2019 and 2018:

	For the Three Months Ended (unaudited)
	March 31, 2019			June 30, 2019			September 30, 2019
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general, administrative and other expenses	$7,228	$163	$7,391	$6,497	$163	$6,660	$8,196	$205	$8,401
Total operating expenses	29,449	163	29,612	31,196	163	31,359	37,169	205	37,374
Operating loss	(3,465)	(163)	(3,628)	(2,271)	(163)	(2,434)	(4,306)	(205)	(4,511)
Loss before taxes	(4,314)	(163)	(4,477)	(3,500)	(163)	(3,663)	(5,961)	(205)	(6,166)
Net loss	(4,396)	(163)	(4,559)	(3,608)	(163)	(3,771)	(6,447)	(205)	(6,652)
Net loss and comprehensive loss attributable to RLH Corporation	(4,110)	(163)	(4,273)	(2,834)	(163)	(2,997)	(3,467)	(205)	(3,672)

Loss per share - basic	$(0.17)	$—	$(0.17)	$(0.11)	$(0.01)	$(0.12)	$(0.14)	$(0.01)	$(0.15)
Loss per share - diluted	$(0.17)	$—	$(0.17)	$(0.11)	$(0.01)	$(0.12)	$(0.14)	$(0.01)	$(0.15)

	For the Three Months Ended (unaudited)
	March 31, 2018			June 30, 2018			September 30, 2018			December 31, 2018
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Reclassified	Adjustment	As Revised
Selling, general, administrative and other expenses	$7,210	$128	$7,338	$8,268	$140	$8,408	$8,112	$187	$8,299	$7,472	$164	$7,636
Total operating expenses	23,477	128	23,605	38,943	140	39,083	16,236	187	16,423	35,440	164	35,604
Operating income (loss)	9,562	(128)	9,434	(331)	(140)	(471)	19,764	(187)	19,577	(7,242)	(164)	(7,406)
Income (loss) before taxes	7,473	(128)	7,345	(2,011)	(140)	(2,151)	17,587	(187)	17,400	(8,034)	(164)	(8,198)
Net income (loss)	7,338	(128)	7,210	(1,663)	(140)	(1,803)	17,613	(187)	17,426	(8,202)	(164)	(8,366)
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	2,588	(128)	2,460	(2,322)	(140)	(2,462)	8,943	(187)	8,756	(7,252)	(164)	(7,416)

Earnings (loss) per share - basic	$0.11	$(0.01)	$0.10	$(0.10)	$—	$(0.10)	$0.36	$—	$0.36	$(0.30)	$—	$(0.30)
Earnings (loss) per share - diluted	$0.10	$—	$0.10	$(0.10)	$—	$(0.10)	$0.35	$(0.01)	$0.34	$(0.30)	$—	$(0.30)

The following table shows the impact of the immaterial revision to certain line items in our previously reported Consolidated Balance Sheet as of December 31, 2018:

	December 31, 2018
	As Previously Reported	Adjustment	As Revised
Liabilities
Other accrued liabilities	$4,960	$1,334	$6,294
Total current liabilities	40,740	1,334	42,074
Total liabilities	62,871	1,334	64,205
Stockholders' equity
Accumulated deficit	$(16,512)	$(1,334)	$(17,846)
Total RLH Corporation stockholders' equity	165,752	(1,334)	164,418
Total stockholders’ equity	186,916	(1,334)	185,582

The immaterial revision decreased Retained Earnings (Accumulated Deficit), RLH Corporation Total Equity, and Total Equity in our Consolidated Statements of Changes in Stockholders' Equity as of December 31, 2018 and 2017 by $1.3 million and $0.7 million, respectively.

In the Consolidated Statement of Cash Flows for the year ended December 31, 2018, the immaterial revision decreased Net income (loss) by $0.6 million and increased the change in Other accrued liabilities by $0.6 million.

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

Franchised hotels revenue

We identified the following services as one performance obligation in connection with our franchise contracts:

•Intellectual Property (IP) licenses grant a non-exclusive, limited revocable license to the RLH trademarks and hotel names.
•Manual and Training Services provide operational assistance unique to the RLH brands, business model and standards.
•Reservation Services are provided through direct or indirect system access.
•Marketing Services and Arrangements benefit the overall hotel network and include brand promotions, direct guest marketing, brand name marketing and various other programs targeted at advertising to guests.
•Brand Conference is provided typically annually for third party owners to gather and attend educational seminars and brand informational presentations.

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

Franchised hotels revenue represent fees earned in connection with the licensing of one of our brands, usually under long-term contracts with the property owner, and include the following:

•Royalty fees are generally based on a percentage of a hotel's monthly gross room revenue or a fixed monthly fee based on room count. These fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.
•Marketing, reservations and reimbursables are associated with our brands and shared services, which are paid from fees collected by us from the franchised properties. Revenue is generally recognized on a gross basis as fees are billed, which are based on the underlying hotel's sales or usage (e.g., gross room revenues and number of reservations processed) and expenses are expected to equal the revenues over time.
•Other franchise fees are primarily charges for services provided to franchised properties for revenue management and quality assurance inspections. In addition, this includes application, initiation and other fees that are charged when: (i) new hotels enter our system, (ii) there is a change of ownership, or (iii) contracts with properties already in our system are extended or modified. These fees are typically fixed and collected upfront and are recognized as revenue over the term of the franchise contract.

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

Company operated hotels revenue

We identified the following performance obligations in connection with our owned and leased hotel revenues, for which revenue is recognized as the respective performance obligations are satisfied, which results in recognizing the amount we expect to be entitled to for providing the goods or services to the hotel customer or guest:

•Room reservations or ancillary services are typically satisfied as the good or service is transferred to the hotel guest, which is generally when the room stay occurs.
•Other ancillary goods and services are purchased independently of the room reservation at standalone selling prices and are considered separate performance obligations, which are satisfied when the related good or service is provided to the hotel guest.
•Hotel management fees represent fees earned from hotels that we manage, usually under long-term contracts with the property owner and are generally based on a percentage of a hotel's monthly gross revenue. Base fees are typically billed and collected monthly, and revenue is generally recognized at the same time the fees are billed.
•Other revenue from managed properties represent direct reimbursements including payroll and related costs and certain other operating costs of the managed properties' operations, which are contractually reimbursed to us by the property owners as expenses are incurred. Revenue is recognized based on the amount of expenses incurred by us that are included in Company operated hotels operating expenses in our Consolidated Statements of Comprehensive Income (loss). These expenses are then reimbursed by the property owner typically on a monthly basis, which results in no net effect on operating income (loss) or net income (loss).

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

Allowance for Doubtful Accounts

The ability to collect individual accounts or notes receivable is reviewed on a routine basis. An allowance for doubtful accounts is recognized based on a combination of reserves calculated based on underlying characteristics of receivables (such as the age of the related receivable) as well as specifically identified amounts believed to be uncollectible. If actual collection experience changes, revisions to the allowance may be required and if all attempts to collect a receivable fail, it is recorded against the allowance. The estimate of the allowance for doubtful accounts may be impacted by, among other things, national and regional economic conditions. Acquired accounts receivable from business acquisitions are recorded at fair value, based on amounts expected to be collected, therefore no allowance for doubtful accounts related to these accounts is recorded at the acquisition date.

The following schedule summarizes the activity in the allowance account for trade accounts receivable for the past two years (in thousands):

	Years Ended December 31,
	2019	2018
Allowance for doubtful accounts
Balance, beginning of year	$2,345	$1,436
Additions to allowance	3,383	1,014
Write-offs, net of recoveries	(1,139)	(105)
Balance, end of year	$4,589	$2,345

The following schedule summarizes the activity in the allowance account for notes receivable for the year ended December 31, 2019 (in thousands). There was no comparable activity for the year ended December 31, 2018.

Year Ended
December 31, 2019
Allowance for doubtful accounts
Balance, beginning of year	$—
Additions to allowance	552
Balance, end of year	$552

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The cost of improvements that extend the life of property and equipment are capitalized. Repairs and maintenance charges are recognized as incurred.

Depreciation is calculated using the straight-line method over the estimated useful life of each asset, which ranges as follows:

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

Assets Held for Sale

We consider a property to be an asset held for sale when all of the following criteria are met:
•management commits to a plan to sell the property;
•it is unlikely that the disposal plan will be significantly modified or discontinued;
•the property is available for immediate sale in its present condition;
•actions required to complete the sale of the property have been initiated;
•sale of the property is probable, we expect the completed sale will occur within one year; and
•the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, we record the carrying value of each property at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease depreciation.

Leases

We determine if an arrangement is a lease or contains a lease at inception. If an arrangement is a lease or contains a lease, we then determine whether the lease meets the criteria of a finance lease or an operating lease. Finance leases are included in Property and equipment, net, Other accrued liabilities, and Deferred income and other long-term liabilities in our Consolidated Balance Sheets. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, due within one year, and Operating lease liabilities, due after one year, in our Consolidated Balance Sheets. We reassess if an arrangement is or contains a lease upon modification of the arrangement.

At the commencement date of a lease, we recognize a lease liability for contractual fixed lease payments and a corresponding right-of-use asset representing our right to use the underlying asset during the lease term. The lease liability is measured initially as the present value of the contractual fixed lease payments during the lease term. The lease term additionally includes renewal periods only if it is reasonably certain that we will exercise the options. Contractual fixed lease payments are discounted at the rate implicit in the lease when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date. For the adoption of Accounting Standards Update ("ASU") 2016-02, we measured our lease liabilities using our incremental borrowing rate as of January 1, 2019. Additionally, we elected not to recognize leases with lease terms of 12 months or less at the commencement date in our Consolidated Balance Sheets. The right-of-use asset is recognized at the amount of the lease liability with certain adjustments, if applicable. These adjustments include lease incentives, prepaid rent, and initial direct costs.

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

We have not recognized any impairment on goodwill during the years ended December 31, 2019 and 2018.

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

As of October 1, 2019, we recognized impairment losses on the Americas Best Value Inn and Knights Inn brand name indefinite-lived intangible assets of $7.4 million and $1.3 million, respectively. As of October 1, 2018, we recognized an impairment loss on the Guesthouse brand name indefinite-lived intangible asset of $3.5 million and reclassified the $2.1 million remaining fair value from an indefinite-lived intangible asset to a finite-lived intangible asset. The impairment losses are included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss). See further discussion of the impairment and reclassification at Note 6, Goodwill and Intangible Assets.

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

During the year ended December 31, 2019, we recognized an impairment loss on our Hotel RL Washington DC joint venture property of $5.4 million and during the year ended December 31, 2018, we recognized an impairment loss on our Hotel RL Baltimore Inner Harbor joint venture property of $7.1 million. These losses are included in Asset impairment in the Consolidated Statements of Comprehensive Income (Loss). See further discussion of the impairment losses at Note 5, Property and Equipment.

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

Fair Value Measurements

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). We measure our assets and liabilities using inputs from the following three levels of the fair value hierarchy:
•Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
•Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 includes unobservable inputs that reflect assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning, and results of recent operations. At December 31, 2019 and 2018, a partial valuation allowance was recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We classify any interest expense and penalties related to underpayment of taxes and any interest income on tax overpayments as components of income tax expense.

We record uncertain tax positions in accordance with Accounting Standards Codification (ASC) 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 13, Income Taxes.

Advertising and Promotion

Costs associated with advertising and promotional efforts are generally recognized as incurred. During the years ended December 31, 2019 and 2018, we incurred approximately $2.3 million and $2.7 million, respectively, in advertising expense included in Marketing, reservations, and reimbursables expense in the Consolidated Statements of Comprehensive Income (Loss).

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to RLH Corporation is computed by dividing income (loss) attributable to RLH Corporation by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to RLH Corporation gives effect to all dilutive potential shares that are outstanding during the period and include outstanding stock options, other outstanding employee equity grants and warrants, by increasing the weighted-average number of shares outstanding by their effect. See Note 12 Earnings (Loss) Per Share.

New Accounting Pronouncements Not Yet Adopted

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which provides modifications to the disclosure requirements over fair value measurements. The ASU is effective in the first quarter of 2020, with early adoption permitted. We do not anticipate the adoption of this standard will have a material impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which amends the existing guidance related to the accounting for income taxes. The ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU is effective the first quarter of 2021, with early adoption permitted. We are currently evaluating the effects of this ASU on our financial statements, and such effects have not yet been determined.

We have assessed the potential impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us or are not anticipated to have a material impact on our consolidated financial statements.

New Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("Topic 842"), which we adopted on January 1, 2019. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification effecting the pattern of expense recognition in the income statement. Upon adoption, we applied the package of practical expedients included therein, which allows us to carry forward our historical assessments of whether contracts are leases or contain leases, the lease classification of each existing lease, and recognition of initial direct costs. The standard was adopted using the modified retrospective transition method and we did not apply the standard to the comparative periods presented in the year of adoption.

Due to the existence of certain operating lease obligations as of January 1, 2019, we recognized $51.1 million of ROU assets and corresponding lease liabilities of approximately $52.2 million, with reductions of other accrued liabilities and deferred income and other long-term liabilities of approximately $1.1 million. However, there was no impact to accumulated deficit and the future recognition of lease related expenses will not differ from the previous methodology in the Consolidated Statements of Comprehensive Income (Loss) for leases that existed at the adoption date.

3.Business Segments

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

Selected financial information is provided below (in thousands):

Year Ended December 31, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$59,245	$55,029	$14	$114,288
Operating expenses:
Segment and other operating expenses	41,474	50,514	15,336	107,324
Depreciation and amortization	4,033	7,161	3,373	14,567
Asset impairment	8,746	5,382	—	14,128
(Gain) loss on asset dispositions, net	(1)	(7,188)	122	(7,067)
Transaction and integration costs	90	276	266	632
Operating income (loss)	$4,903	$(1,116)	$(19,083)	$(15,296)

Capital expenditures	$1,426	$526	$2,987	$4,939
Identifiable assets as of December 31, 2019 (1)	$91,832	$138,477	$16,209	$246,518

(1) During the fourth quarter of 2019 we reclassified a $4.7 million indefinite lived Red Lion brand name intangible asset from our Company operated hotels segment to the Franchised hotels segment. With sales of our company operated hotels, we continue to transition to a hotel franchising company, therefore the value of the Red Lion brand name resides primarily in the Franchised Hotels segment.

Year Ended December 31, 2018	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$53,794	$82,021	$34	$135,849
Operating expenses:
Segment and other operating expenses	36,822	70,899	19,211	126,932
Depreciation and amortization	4,110	11,007	1,886	17,003
Asset impairment	3,482	7,100	—	10,582
Gain on asset dispositions, net	—	(41,943)	(78)	(42,021)
Transaction and integration costs	2,219	—	—	2,219
Operating income (loss)	$7,161	$34,958	$(20,985)	$21,134

Capital expenditures	$455	$2,166	$5,994	$8,615
Identifiable assets as of December 31, 2018	$101,863	$123,527	$24,397	$249,787

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

In February 2018, five of the RL Venture properties were sold for an aggregate sale price of $47.2 million. In April 2018, one of the RL Venture properties sold for $5.5 million. In May 2018, one of the RL Venture properties sold for $9.3 million. In July 2018, two additional RL Venture properties sold for $54.5 million. In December 2019, one additional RL Venture property, the Hotel RL Salt Lake City, sold for $33.0 million. As of December 31, 2019, RL Venture holds one remaining property. See further discussion of these sales in Note 16, Acquisitions and Dispositions. Proceeds from the 2018 property sales were used to repay in full the RL Venture term loan as discussed further in Note 8, Debt and Line of Credit.
In March 2019, secured loans with an aggregate principal of $16.6 million were entered into for two RL Venture properties, Hotel RL Salt Lake City and Hotel RL Olympia. Shortly thereafter, the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. Proceeds from the 2019 RL Venture sale of the Hotel RL Salt Lake City were used to repay in full the secured loan entered into in 2019 for the Hotel RL Salt Lake City property as discussed further in Note 8, Debt and Line of Credit.

Cash distributions may also be made periodically based on calculated distributable income. For the year ended December 31, 2019, RL Venture made cash distributions of $39.1 million, of which we received $21.5 million. For the year ended December 31, 2018, RL Venture made cash distributions of $47.6 million, of which we received $26.2 million.

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

RLH Atlanta LLC (RLH Atlanta), which is wholly-owned by RLS Atla Venture, owned a hotel adjacent to the Atlanta International Airport that opened in April 2016 as the Red Lion Hotel Atlanta International Airport, which was managed by RL Management. The Red Lion Hotel Atlanta International Airport hotel was sold in November 2019 for $12.3 million. RLS Alta Venture, LLC received $4.8 million in cash proceeds from the sale after various prorations, selling costs, and the full repayment of the outstanding principal of the RLH Atla Venture mortgage loan. Of the net cash proceeds, RLH Corporation received the entire $4.8 million. Shelbourne Falcon III did not receive any distributions as a result of amounts due to RLH Corporation from RLS Atla Venture and RLH preferred equity. The $0.4 million balance remaining in non-controlling interest for the entity was reclassified to Additional paid-in capital on the Consolidated Balance Sheets as no remaining distributions to the joint venture partner are required.

Cash distributions may also be made periodically based on calculated distributable income. There were no cash distributions made during the year ended December 31, 2018.

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

In May 2017, RLH Corporation provided $950,000 to RLS DC Venture to fund restricted cash required by its loan agreement with Pacific Western Bank. In May 2018, RLH Corporation provided $450,000 to RLS DC Venture to be used as a principal payment on the debt to Pacific Western Bank to bring the loan into compliance with the loan to value debt covenant requirement of the loan agreement. These fundings were not treated as a loan or as a capital contribution. Rather, it is preferred capital of RLS DC Venture and will be repaid only when the DC hotel property is sold, when RLS DC Venture is liquidated, or the restricted cash is released per the loan agreement. Upon such an event, RLH Corporation will receive a return of its preferred capital plus a preferred return of 9% on the May 2017 preferred capital and 11% on the May 2018 preferred capital, compounded annually, prior to any liquidation proceeds being returned to the members.

In May 2018, the loan was also amended to add a $4.5 million principal guarantee by RLH Corporation. The amendment also allows future debt service coverage ratio covenant defaults to be cured by an increase in the RLH Corporation principal guarantee. This option can be exercised a maximum of two times during the remaining term of the loan. In December 2018, the loan was further amended to add an additional $6.0 million principal guarantee by RLH Corporation, remediating Q3 2018 breaches in the debt service coverage ratio and the required loan to value ratio through May 31, 2019. In May 2019, a secured loan with pincipal and accrued exit fee of $17.4 million was executed by RLS DC Venture. The net loan proceeds were used to pay off the previous debt with a principal balance of approximately $15.9 million. There were no cash distributions resulting from the refinancing. Cash distributions may be made periodically based on calculated distributable income. There were no cash distributions made during the years ended December 31, 2019 or 2018.

RLS Balt Venture

RLS Balt Venture owns the Hotel RL Baltimore Inner Harbor. Prior to October 2018, we owned a 73% interest in RLS Balt Venture, with the remaining 27% owned by Shelbourne Falcon II. In October 2018, we signed an agreement with Shelbourne Falcon Charm City Investors LLC (Shelbourne Falcon II), an entity led by Shelbourne, in which we dissolved the joint venture relationship in exchange for consideration of $0.3 million and RLH Corporation was given 100% ownership of RLS Balt Venture LLC. The buyout impacted the balance sheet through an increase in the noncontrolling interest balance of $2.1 million and a decrease in additional paid in capital of $2.4 million. Subsequent to the buyout, RLS Balt Venture became a fully consolidated subsidiary of the Company and was no longer a variable interest entity as of December 31, 2018.

Previously, RLS Balt Venture was considered a variable interest entity because our voting rights were not proportional to our financial interest and substantially all of RLS Balt Venture's activities were conducted on our behalf. We were the primary beneficiary as (a) we exerted power over the entity's key activities (hotel operations and property renovations) and shared power over the remaining key activities with Shelbourne Falcon II, which did not have the unilateral ability to exercise kick-out rights, and (b) we had the obligation to absorb losses and right to receive benefits that could be significant to the entity through our 73% equity interest and management fees. As a result, we consolidated RLS Balt Venture. The equity interest owned by Shelbourne Falcon II was reflected as a noncontrolling interest in the consolidated financial statements.

In May 2018, RLH Corporation provided $2.8 million to RLS Balt Venture to fund operating losses. There were no cash distributions made during the year ended December 31, 2018.

5.  Property and Equipment

Property and equipment used in continuing operations is summarized as follows (in thousands):

	December 31,
	2019	2018
Buildings and equipment	$101,619	$150,072
Furniture and fixtures	12,407	19,746
Landscaping and land improvements	2,038	2,713
	116,064	172,531
Less accumulated depreciation	(57,491)	(82,240)
	58,573	90,291
Land	6,871	19,372
Construction in progress	3,224	5,859
Property and equipment, net	$68,668	$115,522

During 2019, we entered into individual non-binding sales agreements with third parties for four of our company operated hotels. Due to the potential for disposition within 12 months, we performed a test for recoverability using probability-weighted undiscounted cash flows on each of these four properties, noting only our Hotel RL Washington DC joint venture property did not recover the carrying value of the long-lived asset group. After calculating the fair value of the Hotel RL Washington DC joint venture property long-lived asset group, we recognized an impairment loss of $5.4 million. The fair value was determined based on the contractual selling price less expected costs to sell, which is a Level 3 fair value measurement. The impairment loss was allocated to the assets within the long-lived asset group on a pro rata basis, with $3.4 million applied against the hotel building, included within Property and equipment, net and $2.0 million applied against the Operating lease right-of-use asset on the Consolidated Balance Sheet. There were no impairments at the other three properties.

In the third quarter of 2018, we recognized a $7.1 million impairment on our Hotel RL Baltimore Inner Harbor joint venture property. The default during the third quarter of 2018 on the RL Baltimore loan, coupled with challenging cash flow results for the asset gave rise to the impairment. The fair value of the asset was determined by a third-party valuation that included an analysis of selling prices for similar assets as well as a discounted cash flow analysis, which are Level 3 fair value measurements. Key inputs to the fair value measurement for these assets included forecasted revenues expected to be generated by the hotel, factoring in the market it serves, as well as forecasted operating costs and capital expenditures that would be incurred by a market participant. Other inputs included sales data for similarly situated hotels in the market, adjusted to reflect known differences in the assets.

During the years ended December 31, 2019 and 2018, we sold two and nine hotel properties, respectively, for a total gain of $7.3 million and $40.7 million, respectively. See further discussion of these dispositions at Note 16, Acquisitions and Dispositions.

6.  Goodwill and Intangible Assets

2019 Impairment
During the fourth quarter of 2019, as part of our annual impairment testing of indefinite lived intangible assets, we identified an impairment of $7.4 million on our Americas Best Value Inn indefinite lived brand name and an impairment of $1.3 million on our Knights Inn indefinite lived brand name, both within our franchised hotels segment. Both brands have experienced lower growth and higher terminations than previously expected. These brand name assets continue to be classified as indefinite lived intangible assets as we are committed to the support and growth of these brands as part of our long term business strategy. The impairment losses are included in the Asset Impairment caption in the Consolidated Statements of Comprehensive Income (Loss). No further impairments were identified in the annual impairment testing of our goodwill and other indefinite lived intangible assets.

The inputs used to measure the fair values of the Americas Best Value Inn and Knights Inn brand names were largely unobservable, and accordingly, these measures are classified as Level 3. The fair values of the brand names were estimated based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates the estimated cost of capital. The unobservable inputs used in this valuation included projected revenue growth rates, royalty rates, and the discount rate. The Company used a discount rate of 11%.

2018 Impairment
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

The inputs used to measure the fair value of the Guesthouse brand name were largely unobservable and therefore the measure is classified as Level 3. The fair value of the Guesthouse brand name was estimated based on the relief from royalty method, and the unobservable inputs used in this valuation included projected revenue growth rates, royalty rates, and the discount rate. The Company used a discount rate of 11%. Additionally, we reclassified the remaining $2.1 million balance to a finite lived brand name with a remaining useful life of 6.3 years as of December 31, 2018.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	December 31,
	2019	2018
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$32,532	$41,278
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	3,554	4,326
Customer contracts - finite lived, net	12,398	15,178
Total intangible assets	$48,612	$60,910

Goodwill and other intangible assets attributable to each of our business segments at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019		2018
		Intangible		Intangible
	Goodwill	Assets	Goodwill	Assets
Company operated hotels	$—	$—	$—	$4,660
Franchised hotels	18,595	48,612	18,595	56,250
Total	$18,595	$48,612	$18,595	$60,910

During the fourth quarter of 2019 we reclassified a $4.7 million indefinite lived Red Lion brand name intangible asset from our Company operated hotels segment to the Franchised hotels segment. With sales of our company operated hotels, we continue to transition to a hotel franchising company; therefore the value of the Red Lion brand name resides primarily in the Franchised Hotels segment.

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	December 31,
	2019	2018
Customer contracts (1)	$20,773	$20,773
Brand name - finite lived (2)	5,395	5,395
Accumulated amortization	(10,216)	(6,664)
Net carrying amount	$15,952	$19,504
(1) Customer contracts are being amortized on a straight-line basis over useful remaining lives ranging from 5.3 years to 14.0 years, with a weighted average remaining life of 12.3 years.
(2) Brand name - finite lived are being amortized on a straight-line basis over useful remaining lives ranging from 5.3 years to 6.8 years, with a weighted average remaining life of 6.1 years.

Amortization of our finite lived intangible assets was $3.6 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, estimated future amortization expenses related to customer contracts and finite-lived brand names is as follows (in thousands):

Years Ending December 31,	Amount
2020	$3,055
2021	2,643
2022	2,306
2023	2,008
2024	1,721
Thereafter	4,219
Total	$15,952

7.  Revenue from Contracts with Customers

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable	$15,143	$18,575
Key money	2,228	6,409
Capitalized contract costs	941	1,172
Contract liabilities	1,448	1,981
Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2019	$6,409	$1,172	$1,981
Key money cash disbursements	857	—	—
Key money converted from accounts receivable	128	—	—
Key money converted to notes receivable	(4,594)	—	—
Costs incurred to acquire contracts	—	363	—
Cash received in advance	—	—	634
Revenue or expense recognized that was included in the January 1, 2019 balance	(457)	(510)	(1,029)
Revenue or expense recognized in the period for the period	(115)	(84)	(138)
Balance as of December 31, 2019	$2,228	$941	$1,448

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of December 31, 2019, including revenues related to application, initiation and other fees are as follows (in thousands):

Years Ending December 31,	Contra Revenue	Expense	Revenue
2020	$341	$232	$500
2021	266	166	332
2022	234	137	240
2023	198	91	140
2024	167	46	72
Thereafter	1,022	269	164
Total	$2,228	$941	$1,448

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

Inner Circle

In July 2019, the parent entities for eight Inner Circle franchisees and the operating entities for two other Inner Circle franchisees all filed for voluntary bankruptcy protection under Chapter 11 of the United Stated Bankruptcy Code.

As of the date of this filing, four of the Inner Circle franchisees transferred control of their leasehold interests on their hotel properties to their lenders, and four more of the Inner Circle franchisees ceased operations until further notice. Those eight Inner Circle franchise agreements have been terminated, while the remaining two Inner Circle franchise agreements continue to be in full effect. Additionally, four replacement franchise agreements have been executed with lenders who have taken control of the properties and continue to operate them pending sale proceedings.

As of December 31, 2019, the ten Inner Circle franchisees described above in aggregate owe us the following balances:

•Approximately $1.9 million in trade receivables, of which $0.5 million is included in pre-petition filings of Chapter 11 bankruptcies.

•Approximately $4.9 million in various collateralized notes receivables and loans, of which $1.0 million is included in pre-petition filings of Chapter 11 bankruptcies. This balance includes $4.2 million of previously unamortized key money that was converted to notes receivable upon termination of the related franchise agreements.

•Approximately $0.5 million in unamortized key money contract assets, all of which is included in pre-petition filings of Chapter 11 bankruptcies.

The collateralized loans are secured by the property purchased with their proceeds. All outstanding receivables, loans, and key money assets are collateralized by an equity interest in one of the leaseholds as well as a personal guarantee of the owner. Given a portion of the franchises continue to have active franchise license agreements with us and given the estimated value of the associated collateral, we have concluded that $6.4 million of the total $7.2 million of contract related balances continue to be recoverable. As such, we have recognized an allowance of $0.8 million of pre-petition contract balances. These include $0.3 million of accounts receivable, $0.1 million of collateralized notes receivables and loan, and $0.4 million of unamortized key money. The $0.8 million allowance was recognized through bad debt expense included in Selling, general, administrative and other expenses on the Consolidated Statements of Comprehensive Income (Loss). We will continue to monitor the facts and circumstances surrounding this matter. If more information becomes available in subsequent periods, it could impact our conclusion on the collectability of these balances and on the Company’s future results of operations.

We recognized $1.2 million and $0.9 million of royalty income from these franchisees during the years ended December 31, 2019 and 2018, respectively.

8.  Debt and Line of Credit

The current and noncurrent portions of long-term debt as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019		2018
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$10,000	$—	$10,000
Senior Secured Term Loan	—	—	—	9,355
RL Venture - Olympia	—	5,600	—	—
RLH Atla Venture	—	—	9,225	—
RLH DC Venture (PWB)	—	—	15,943	—
RLH DC Venture (CPBF)	17,648	—	—	—
Total debt	17,648	15,600	25,168	19,355
Unamortized debt issuance costs	(664)	(24)	(112)	(241)
Long-term debt net of debt issuance costs	$16,984	$15,576	$25,056	$19,114

The collateral for each of the borrowings within the joint venture entities is the assets and proceeds of each respective entity. Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all of the financial covenants of our debt agreements at December 31, 2019, unless further described below.

Senior Secured Term Loan and Line of Credit

In May 2018, RLH Corporation and certain of its direct and indirect wholly-owned subsidiaries entered into a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent (DB Credit Agreement). The DB Credit Agreement provided for a $30.0 million senior secured term loan facility (Senior Secured Term Loan) and a $10.0 million senior secured revolving credit facility (Line of Credit). The principal amount of the Senior Secured Term Loan was distributed at closing to fund the KFS acquisition. In August 2018, we amended the agreement in response to a default on the RL Baltimore loan (described below).

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

In August 2018, we deposited $20.6 million from asset sale proceeds and related joint venture distributions into a cash collateral account. The account is controlled by DB, on behalf of the lenders, and the balance is required by the debt agreement to be applied against the outstanding principal balance of the Senior Secured Term Loan at the lender's discretion. We subsequently used these funds to make a prepayment on the balance outstanding under the Senior Secured Term Loan. In March 2019, we transferred approximately $4.2 million, which comprises a portion of the net proceeds received from the RL Venture Loans (described below), as calculated and required by the provisions of the Senior Secured Term Loan, into the cash collateral account controlled by the lender. This balance was applied against the outstanding principal balance in April 2019. In September 2019, we made a voluntary prepayment on the Senior Secured Term Loan of $1.0 million. In the fourth quarter of 2019, using the net proceeds from the sales of our Hotel RL Salt Lake City joint venture property and Red Lion Hotel Atlanta International Airport joint venture property, we repaid the remaining outstanding principal balance of $4.2 million. The Senior Secured Term Loan is no longer outstanding as of December 31, 2019. Due to the early repayments and extinguishment of this debt, we recognized a Loss on early retirement of debt of $0.2 million.

In August 2018, we also drew the full $10.0 million available to us on the Line of Credit. This amount remains outstanding as of December 31, 2019 and we have no further borrowing capacity through the Line of Credit.

The credit commitment matures in May 2023. Outstanding amounts under the Line of Credit will bear interest at our election of 1-month, 2- month, 3-month, or 6-month LIBOR plus 3.00% with interest payable at the end of each elected 1-month, 2-month, 3-month, or 6-month elected term. As of December 31, 2019 we have elected a 1-month LIBOR rate resulting in an interest rate of 4.9%.

RL Venture - Salt Lake City

In March 2019, RL Salt Lake, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $11.0 million. The loan was fully secured by the Hotel RL Salt Lake City property. The loan had a maturity date of March 18, 2021 and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower had the option to exercise two six-month extensions upon maturity of the loan. There were no principal payment requirements prior to the maturity date and the loan included a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0. We incurred approximately $54,000 of debt discounts and debt issuance costs in connection with the issuance of the loan. In December 2019, we sold the Hotel RL Salt Lake City joint venture property for $33.0 million. Using the proceeds from the sale, RL Venture repaid the $11.0 million outstanding principal balance under the loan agreement. This debt is no longer outstanding as of December 31, 2019. Due to the early extinguishment of this debt, we recognized a Loss on early retirement of debt of $0.1 million.

RL Venture - Olympia

In March 2019, RL Olympia, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $5.6 million. The loan is fully secured by the Hotel RL Olympia property. The loan has a maturity date of March 18, 2021 and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower has the option to exercise two six-month extensions upon maturity of the loan. There are no principal payment requirements prior to the maturity date and the loan includes a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0. We incurred approximately $33,000 of debt discounts and debt issuance costs in connection with the issuance of the loan.

RLH Atla Venture

In September 2015, RLH Atlanta obtained a mortgage loan from PFP Holding Company IV LLC ("PFP"), an affiliate of Prime Finance, secured by a hotel adjacent to the Atlanta International Airport, which opened in April 2016 as the Red Lion Hotel Atlanta International Airport. The initial principal amount of the loan was $6.0 million, and the lender agreed to advance an additional $3.4 million to cover expenses related to improvements to the hotel, which we drew during the first quarter of 2016.

In September 2019, RLH Atlanta executed an amendment to the existing mortgage loan with PFP which extended the maturity date from September 9, 2019 to November 9, 2019. In connection with the amendment, we paid $1.0 million of principal balance and incurred approximately $81,000 of debt discounts and debt issuance costs. As the amendment represents a modification to the original debt, these costs were amortized to interest expense through the extended maturity date of November 9, 2019. On November 7, 2019, RLH Atlanta executed an additional amendment, which extended the maturity date from November 9, 2019 to January 9, 2020. In connection with the amendment, we paid $0.5 million of principal balance and incurred approximately $40,000 of debt discounts and debt issuance costs. In November 2019, we sold the Red Lion Hotel Atlanta International Airport for $12.3 million. Using the proceeds from the sale, RLH Atlanta repaid the $8.2 million outstanding principal balance under the loan agreement with PFB. This debt is no longer outstanding as of December 31, 2019.

RLH DC

In October 2015, RLH DC obtained a mortgage loan from Pacific Western Bank secured by the Hotel RL Washington DC. The initial principal amount of the loan was $15.2 million, and the lender agreed to advance an additional $2.3 million to cover expenses related to improvements to the hotel, of which we drew $1.5 million during the year ended December 31, 2016.

In May 2019, RLH DC executed a new mortgage loan agreement with CP Business Finance I, LP ("RLH DC Venture - CPBF"), secured by the Hotel RL Washington DC and a $10.5 million principal guarantee by RLH Corporation. The initial principal amount of the loan was $16.5 million. The proceeds from the loan were immediately used to pay off the existing mortgage loan on the property held by Pacific Western Bank, which had an outstanding principal balance of $15.9 million at the time of closing.

The RLH DC Venture - CPBF loan had an initial maturity date of June 21, 2019, with a first extension option through May 31, 2020 that was exercised in June 2019, and a second extension option through May 31, 2021. The RLH DC Venture - CPBF has a cash interest rate of 7.0% in addition to PIK interest of 3.0% through May 31, 2020, which increases to 7.0% if the second extension option is exercised.

There was a fee of $330,000 to exercise the first extension option and there is a fee of $825,000 plus a required $2.0 million principal pay down to exercise the second extension option. The RLH DC Venture - CPBF loan may be paid off in full prior to maturity at any point. The RLH DC Venture - CPBF loan contains an exit fee equal to 5.0% of the outstanding principal balance if the loan is paid off prior to May 31, 2020, or an exit fee equal to 4.0% of the outstanding principal balance if the loan is paid off between June 1, 2020 and May 31, 2021. Additionally, if the loan is paid down prior to May 31, 2020, a prepayment premium must be paid. The prepayment premium is equal to the remaining cash and PIK interest that would have been payable from the prepayment date through May 31, 2020.

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

The loan agreement contains customary requirements for lender approval of annual operating and capital budgets, under certain conditions. It also includes customary events of default as well as financial covenants for maintaining a minimum property EBITDA, a minimum consolidated fixed coverage ratio for RLH, a maximum consolidated total net leverage ratio for RLH, and a cross default provision with our Line of Credit and Senior Secured Term Loan. CP Business Finance I, LP, the lender of the RLH DC - CPBF loan, is an affiliate of Columbia Pacific Opportunity Fund, LP, who currently holds 500,000 shares of RLH common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP.

On February 7, 2020, we sold the Hotel RL Washington DC for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in a loan reserve held by CP Business Finance I, LP, RLH DC repaid the remaining outstanding principal balance and accrued exit fee under the RLH DC Venture - CPBF loan agreement of $17.7 million, plus a prepayment penalty of $0.6 million.

RL Baltimore

In April 2015, RL Baltimore obtained a mortgage loan from PFP secured by the Hotel RL Baltimore Inner Harbor. The initial principal amount of the loan was $10.1 million, and the lender agreed to advance an additional $3.2 million to cover expenses related to improvements to the hotel, which we drew during the year ended December 31, 2015.

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

On October 25, 2018, RLH Corporation signed an agreement with Shelbourne Falcon II, which dissolved the joint venture relationship and gave RLH Corporation 100% ownership of RLS Balt Venture LLC.

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

Contractual maturities for long-term debt outstanding at December 31, 2019, for the next five years, are summarized by the year as follows (in thousands):

Years Ending December 31,	Amount
2020	$17,648
2021	5,600
2022	—
2023	10,000
2024	—
Thereafter	—
Total	$33,248

9. Operating and Finance Lease Commitments
We have both operating and finance leases in the normal course of business. The operating leases relate to four of our company operated hotel properties and our headquarters. We are obligated under finance leases for certain hotel equipment at our company operated hotel locations. The finance leases typically have a five-year term. We have elected the practical expedient so that leases with an initial term of 12 months or less are not recorded on the balance sheet.

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	December 31, 2019
Operating lease right-of-use assets	$48,283

Operating lease liabilities, due within one year	$4,809
Operating lease liabilities, due after one year	46,592
Total operating lease liabilities	$51,401

Finance Leases	December 31, 2019
Property and equipment	$298
Less accumulated depreciation	(168)
Property and equipment, net	$130

Other accrued liabilities	$74
Deferred income and other long-term liabilities	76
Total finance lease liabilities	$150

The components of lease expense during the year ended December 31, 2019 are included in the following tables (in thousands):

	Financial Statement Line Item(s)	Year Ended December 31, 2019
Operating lease expense	Selling, general, administrative and other expenses, and Company operated hotels	$4,639
Short-term lease expense	Selling, general, administrative and other expenses, and Company operated hotels	793

Finance lease expense
Amortization of finance right-of-use assets	Depreciation and amortization	135
Interest on lease liabilities	Interest expense	29
Total finance lease expense		164

Total lease expense		$5,596

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended December 31, 2019
Cash used in operating activities for operating leases	$4,744
Cash used in operating activities for finance leases	29
Cash used in financing activities for finance leases	137

During the year ended December 31, 2019, we recognized ROU assets of $181,000 and associated operating lease liabilities of $202,000 upon commencement of leases for space in our Spokane office. There were no new finance assets or associated liabilities during the year ended December 31, 2019.

Information related to the weighted average remaining lease terms and discount rates for our leases as of December 31, 2019 is included in the following table:

December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	69
Finance leases	3
Weighted average discount rate
Operating leases	7.2%
Finance leases	11.9%

The future maturities of lease liabilities at December 31, 2019 are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020	$4,809	$74
2021	4,813	56
2022	4,776	38
2023	4,739	11
2024	3,885	—
Thereafter	244,959	—
Total lease payments	267,981	179
Less: imputed interest	216,580	29
Total liability	$51,401	$150

The future maturities of lease liabilities in the table above do not differ materially from future minimum rental payments under the previous leasing standard.

Two leases comprise $243.0 million of future minimum lease payments beyond 2024. One is a ground lease for our Hotel RL Washington DC property with a term through 2080 and the other is a ground lease for our Red Lion Anaheim property with a lease term through 2021, but includes renewal options through 2106 that are reasonably assured to be exercised.

Prior to the adoption of Topic 842 on January 1, 2019, total rent expense from continuing operations under leases for the year ended December 31, 2018 was $5.8 million which was recorded in Company operated hotels and Selling, general, administrative and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

10.  Commitments and Contingencies

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

At any given time we are subject to claims and actions incidental to the operations of our business. During the second quarter of 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California law.

Along with many of its competitors, the Company has been named as a defendant in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised hotel facilities. As of February 21, 2020, the Company is aware of approximately 7 cases filed naming the Company. The Company is in various stages of seeking voluntary dismissal on the basis that the Company did not own, operate or manage the hotels at issue, and intends to vigorously defend the lawsuits.

11.  Stock Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan (2015 Plan) authorizes the grant or issuance of various option and other awards including restricted stock units and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015, and amended in 2017, and as amended provides for awards of 2.9 million shares. As of December 31, 2019, there were 1.1 million shares of common stock available for issuance pursuant to future stock option grants or other awards under the 2015 Plan.

Stock based compensation expense reflects the fair value of stock based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the years ended December 31, 2019 and 2018, stock-based compensation expense is as follows:

	Years Ended December 31,
	2019	2018
	(In thousands)
Stock options	$21	$82
Restricted stock units	1,625	2,887
Performance stock units	(470)	442
Unrestricted stock awards	564	498
Employee Stock Purchase Plan	40	46
Total stock-based compensation	$1,780	$3,955

Stock Options

Stock options issued are valued based upon the Black-Scholes option pricing model and we recognize this value as an expense over the periods in which the options vest. Use of the Black-Scholes option-pricing model requires that we make certain assumptions, including expected volatility, forfeiture rate, risk-free interest rate, expected dividend yield and expected life of the options, based on historical experience. Volatility is based on historical information with terms consistent with the expected life of the option. The risk free interest rate is based on the quoted daily treasury yield curve rate at the time of grant, with terms consistent with the expected life of the option. There were no stock options granted in 2019 or 2018. All options outstanding as of December 31, 2019 were forfeited on February 8, 2020.

A summary of stock option activity for the year ended December 31, 2019, is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2019	81,130	$8.20
Options forfeited	(20,282)	$8.20
Balance, December 31, 2019	60,848	$8.20
Exercisable, December 31, 2019	60,848	$8.20

Additional information regarding stock options outstanding and exercisable as of December 31, 2019, is presented below.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Expiration Date(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value(2)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value(2)
$8.20	60,848	0.10	2026	$8.20	$—	60,848	$8.20	$—
(1) The original grant date expiration of the outstanding options was 2026. However, all options outstanding as of December 31, 2019 were forfeited on February 8, 2020 after the expiration of the permitted exercise period following employee termination.
(2) The aggregate intrinsic value, in thousands, is before applicable income taxes and represents the amount option recipients would have received if all options had been exercised on the last trading day of 2019, based upon our closing stock price of $3.73.

Restricted Stock Units, Shares Issued as Compensation

During 2019 and 2018, we granted 361,360 and 514,512 unvested restricted stock units, respectively, to executive officers and other key employees, which typically vest 25% each year for four years on each anniversary of the grant date. While all of the shares are considered granted, they are not considered issued or outstanding until vested. As of December 31, 2019 and 2018, there were 459,070 and 1,288,714 unvested restricted stock units outstanding, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,288,714	$8.47
Granted	361,360	$8.24
Vested	(736,963)	$7.51
Forfeited	(454,041)	$9.31
Balance, December 31, 2019	459,070	$9.03

We issued 736,963 shares of common stock to employees in 2019 as their restricted stock units vested. Under the terms of the 2006 and 2015 plans and upon issuance, we authorized a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during 2019 and 2018 was approximately $5.9 million and $2.2 million, respectively.

During 2019 and 2018, we recognized approximately $1.6 million, and $2.9 million, respectively, in compensation expense related to these grants, and expect to recognize an additional $2.5 million in compensation expense over the remaining weighted average vesting periods of approximately 19 months.

Performance Stock Units, Shares Issued as Compensation

During 2019 and 2018, we granted 218,437 and 158,431 performance stock units (PSUs), respectively, to certain of our executives. These PSUs include both performance vesting conditions and a service vesting condition. The performance vesting conditions are based on an annual earnings goal tied to Adjusted EBITDA. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition with payouts of 25% to 50% at the minimum, 100% at the target, and 160% at the maximum. The service period for each grant is three years. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. Based on these assumptions, PSU compensation (recovery) expense recognized for the years ended December 31, 2019 and 2018 was $(0.5) million and $0.4 million, respectively. The remaining compensation expense related to PSUs of approximately $15,000 will be recognized over the next 3 months.

A summary of performance stock unit activity based on target shares for the year ended December 31, 2019, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	209,201	$8.23
Granted	218,437	$8.08
Change in units based on performance conditions	(114,789)	$8.48
Forfeited	(287,053)	$8.18
Balance, December 31, 2019	25,796	$6.45

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant. During 2019 and 2018, we recognized approximately $0.6 million and $0.5 million, respectively, in compensation expense related to these grants.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2019	2018
Shares of unrestricted stock granted	76,224	46,068
Weighted average grant date fair value per share	$7.41	$10.81

Employee Stock Purchase Plan

The employee stock purchase plan (ESPP) was approved in 2008, and amended in 2017, and as amended authorizes 600,000 shares for purchase by eligible employees under the ESPP plan. As of December 31, 2019, 282,739 shares were available for grant. Eligible employees may purchase shares of our common stock at a 15% discount through payroll deductions. No employee may purchase more than $25,000 worth of shares, or more than 10,000 total shares, in any calendar year. As allowed under the ESPP, a participant may elect to withdraw from the plan, effective for the purchase period in progress at the time of the election with all accumulated payroll deductions returned to the participant at the time of withdrawal. During 2019 and 2018, there were 34,990 and 27,118 shares, respectively, issued, and approximately $40,000 and $46,000 was recognized in compensation expense related to the discount associated with the plan in each year, respectively.

	2019	2018
Shares of stock sold to employees	34,990	27,118
Weighted average fair value per ESPP award	$6.46	$7.18

Warrants

In January 2015, in connection with Shelbourne Falcon’s purchase of equity interests in RL Venture, we issued Shelbourne warrants to purchase 442,533 shares of common stock. The warrants have a five-year term from the date of issuance and a per share exercise price of $6.78. The warrants have been classified as equity due to required share settlement upon exercise. Accordingly, the estimated fair value of the warrants was recognized in additional paid in capital upon issuance, and we do not recognize subsequent changes in fair value in our financial statements. As of December 31, 2019 all warrants were still outstanding. However, all warrants expired without being exercised in January 2020.

12.  Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018 (Revised)
Numerator - basic and diluted:
Net income (loss)	$(20,973)	$14,467
Net (income) loss attributable to noncontrolling interest	1,944	(13,129)
Net income (loss) attributable to RLH Corporation	(19,029)	1,338

Denominator:
Weighted average shares - basic	24,931	24,392
Weighted average shares - diluted	24,931	25,477

Earnings (loss) per share - basic	$(0.76)	$0.05
Earnings (loss) per share - diluted	$(0.76)	$0.05

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding and warrants to purchase common shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Stock Options (1)
Dilutive awards outstanding	—	9,845
Antidilutive awards outstanding	60,848	71,285
Total awards outstanding	60,848	81,130

Restricted Stock Units (2)
Dilutive awards outstanding	—	800,201
Antidilutive awards outstanding	459,070	488,513
Total awards outstanding	459,070	1,288,714

Performance Stock Units (3)
Dilutive awards outstanding	—	108,889
Antidilutive awards outstanding	25,796	100,312
Total awards outstanding	25,796	209,201

Warrants (4)
Dilutive awards outstanding	—	166,121
Antidilutive awards outstanding	442,533	276,412
Total awards outstanding	442,533	442,533
(1) All stock options for the year ended December 31, 2019 were anti-dilutive as a result of the RLH Corporation weighted average share price during the reporting period, in addition to the net loss in 2019.
(2) Restricted stock units were anti-dilutive for the year ended December 31, 2019 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the year ended December 31, 2019 then 254,574 weighted average restricted stock units would have been dilutive.

(3) Certain performance stock unit grants were antidilutive for the year ended December 31, 2019 as their respective targets had not been achieved as of the end of the year, in addition to the net loss in 2019. If we had reported net income and the performance targets been met for the year ended December 31, 2019, then 81,613 weighted average performance stock units would have been dilutive.
(4) For the year ended December 31, 2019 all warrants were anti-dilutive due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the year ended December 31, 2019 then 35,873 warrants would have been dilutive.

13.  Income Taxes

Major components of the income tax expense for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Years Ended December 31,
	2019	2018
Current:
Federal expense (benefit)	$30	$424
State expense (benefit)	163	718
Foreign expense (benefit)	89	88
Deferred expense (benefit)	(29)	(1,301)
Income tax expense (benefit)	$253	$(71)

The differences from continuing operations between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax (benefit) expense are summarized as follows (in thousands, except percentages):

	Years Ended December 31,
	2019		2018 (Revised)
	Amount	%	Amount	%
(Benefit) expense provision at federal statutory rate	$(4,351)	-21.0%	$3,023	21.0%
State/foreign tax (benefit) expense	(325)	-1.6%	90	0.6%
Effect of tax credits	5	—%	(490)	-3.4%
Non-controlling interest	408	2.0%	(2,804)	-19.4%
Other	713	3.4%	134	0.9%
Valuation allowance	3,803	18.4%	(24)	-0.2%
Income tax expense (benefit) from continuing operations	$253	1.2%	$(71)	-0.5%

Significant components of the net deferred tax assets and liabilities from continuing operations at December 31, 2019 and 2018, are as follows (in thousands):

	December 31,
	2019		2018 (Revised)
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$1,946	$—	$1,564	$—
Brand name	—	2,336	—	4,211
Goodwill	2,345	—	2,813	—
Prepaid assets	—	1,082	—	985
Allowance for doubtful accounts	1,345	—	587	—
RL Venture	957	—	—	75
Stock-based compensation	372	—	1,245	—
Tax credit carryforwards	2,691	—	2,696	—
Federal and state net operating losses	1,965	—	682	—
Leasing liabilities	9,758	—	—	—
Leasing assets	—	9,499	—	—
Other receivables	500	—	1,080	—
Other	2,993	—	2,727	—
Valuation allowance	(12,698)	—	(8,895)	—
Total	$12,174	$12,917	$4,499	$5,271

At December 31, 2019 we had federal operating loss carryforwards of $5.5 million. At December 31, 2018, we had used the federal operating loss in its entirety. The federal operating loss carryforwards can be carried forward indefinitely, but are subject to annual deduction limitations under the 2017 Tax Cuts and Jobs Act. At December 31, 2019 and 2018, we had state gross operating loss carryforwards of approximately $13.3 million and $10.6 million, respectively. We had federal and state tax credit carryforwards of approximately $2.7 million at December 31, 2019 and 2018. The state net operating loss carryforwards will expire beginning in 2020; the tax credit carryforwards will begin to expire in 2024.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of December 31, 2019, the total valuation allowance of $12.7 million was recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as forecasted taxable income and our projections for growth. Should we determine we will be able to realize additional deferred tax assets, the tax benefits relating to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

A summary of our valuation allowance activity as it relates to continuing operations for the years ended December 31 is as follows (in thousands):

Valuation Allowance(1) (Revised)
Balances, December 31, 2017	$8,048
Increase during period	847
Balances, December 31, 2018	8,895
Increase during period	3,803
Balances, December 31, 2019	$12,698
(1) The change in the valuation allowance shown in this table does not correspond to the annual valuation allowance amount shown in the rate reconciliation table for 2018 due to items required to be recognized through equity.

We classify any interest expense and penalties related to tax positions and any interest income on tax overpayments as components of income tax expense.

We recognize the financial statement effect of a tax position when it is more likely than not to be sustained on the basis of its technical merits. We have no material uncertain tax positions at December 31, 2019 and 2018, and do not anticipate a significant change in any unrecognized tax benefits over the next twelve months. Accordingly, we have not provided for any unrecognized tax benefits or related interest and penalties. With limited exception, we are no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for years prior to 2016. Additionally, the year 2012 is subject to examination, to the extent that net operating loss and income tax credit carryforwards from that year were utilized in 2014 and later years.

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

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$5,709	$5,709	$2,103	$2,103
Financial liabilities:
Total debt	$33,248	$32,737	$44,523	$43,880
Total finance lease obligations	150	150	378	378

15. Related Party Transactions

Our current joint ventures RL Venture, RLS DC Venture and RLS Atla Venture and our former joint venture, RLS Balt Venture have agreed to pay to Shelbourne an investor relations fee each month equal to 0.50% of its total aggregate revenue. Shelbourne is the entity that leads Shelbourne Falcon, Shelbourne Falcon II, Shelbourne Falcon III and Shelbourne Falcon IV, the minority interest holder in these joint ventures. The amount Shelbourne Capital earned from all four joint ventures during the years ended December 31, 2019 and 2018 totaled $69,000 and $211,000, respectively. Columbia Pacific Opportunity Fund, LP (CP), previously one of our largest shareholders, is an investor in Shelbourne Falcon, our minority partner in RL Venture. For the years ended December 31, 2019 and 2018, Shelbourne Capital earned $50,000 and $161,000, respectively, from RL Venture. We did not pay any investor relations fees to Shelbourne Capital related to the RLS Balt Venture after October 2018.

On April 17, 2018, we entered into a commitment letter with CP that described the general terms and conditions for a single advance term loan of $20 million. Upon execution of the commitment letter, we paid CP a non-refundable commitment fee of $200,000, and agreed to reimburse CP for all reasonable out-of-pocket costs and expenses, including reasonable legal fees, whether or not the loan was funded. The commitment was not used and terminated on May 31, 2018. At the time of the transaction, CP held beneficial ownership of 1,510,105 shares of our common stock, and 442,533 shares of common stock subject to a warrant held by an entity in which an affiliate of CP holds an indirect interest. CP is also an investor in Shelbourne Falcon, which holds a 45% interest in RL Venture. The warrants expired without being exercised in January 2020.

Effective March 2016, our wholly owned subsidiary, RL Management entered into a one-year contract to manage the Hudson Valley Resort and Spa, a hotel located in Kerhonkson, New York. Following the initial one-year term, we continued to manage the property on a month-to-month basis. The hotel is owned by HNA Hudson Valley Resort & Training Center LLC, an affiliate of HNA RLH Investments LLC, previously one of our largest shareholders, and is controlled by HNA Group North America LLC, for which Enrico Marini Fichera, previously one of our directors, serves as the Head of Investments. Under that contract, our subsidiary was entitled to a monthly management fee equal to $8,333 or three percent of the hotel’s gross operating revenues, whichever is greater. During the year ended December 31, 2018 we recognized management fee revenue from HNA Hudson Valley Resort & Training Center LLC of $75,000. On June 12, 2018, HNA RLH Investments LLC sold their common shares in RLH to a third party and Enrico Marini Fichera resigned from the Board effective June 18, 2018, no longer making them a related party. The contract with Hudson Valley Resort and Spa was terminated in September 2018.

On September 30, 2016, we completed our acquisition of the operating assets and assumption of certain liabilities relating to specified hotel brands and brand extensions from Thirty-Eight Street, Inc. ("TESI") and Vantage Hospitality Group, Inc. ("Vantage Hospitality"). From the date of the acquisition, our board appointed Bernard T. Moyle, as our Executive Vice President and Chief Operating Officer and Roger J. Bloss as our Executive Vice President and President of Global Development. Moyle and Bloss are shareholders of TESI and Vantage Hospitality.

Effective May 31, 2018, Messrs. Bloss and Moyle entered into consulting agreements through December 31, 2020, ending their employment with the Company and no longer making them a related party after the effective date. On May 21, 2018, the Company entered into a letter agreement ("Letter Agreement") and a First Amendment ("First Amendment") to the TESI and Vantage Hospitality purchase agreement. In accordance with the Letter Agreement and First Amendment, after the first anniversary of the closing date, we issued $4.0 million in cash and 414,000 shares of the Company's common stock to TESI in January 2018. In October 2018, we settled the second and final portion of the Vantage contingent consideration in an aggregate amount of $3.0 million in cash and 276,000 shares of the Company’s common stock. The Company understands that Mr. Bloss and Mr. Moyle each own 50% of the outstanding common shares of TESI.

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

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to HEI Hotels and Resorts. During the years ended December 31, 2019 and 2018, we paid $1.1 million and $22,000, respectively in management fees to HEI Hotels and Resorts for management of these properties.

On January 14, 2019, the Company announced the appointment of Julie Shiflett as Chief Financial Officer of RLH. Prior to this appointment, the Company paid consulting fees to NorthWest CFO, a consulting firm of which Ms. Shiflett is a Principal. During the years ended December 31, 2019 and 2018 we paid consulting fees of $49,000 and $394,000 to NorthWest CFO. The payments made in 2019 were for services rendered by NorthWest CFO in 2018. No services have been performed by NorthWest CFO on behalf of RLH subsequent to Ms. Shiflett being appointed Chief Financial Officer.

As noted in Note 8 Debt and Line of Credit, on May 31, 2019, we executed a mortgage loan with a principal and accrued exit fee of $17.4 million with CP Business Finance I, LP, an affiliate of Columbia Pacific Opportunity Fund, LP, who currently holds 500,000 shares of RLH common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP.

16. Acquisitions and Dispositions

Acquisitions

Knights Inn Acquisition

On May 14, 2018, RLH Franchising, Inc. completed the purchase of all of the issued and outstanding shares of capital stock of KFS, and the purchase of certain operating assets from, and assumption of certain liabilities relating to the business of franchising Knights Inn branded hotels to hotel owners from Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited, pursuant to the Amended and Restated Purchase Agreement, dated May 1, 2018, for an aggregate purchase price of $27.2 million. The purchase price was financed through borrowing under the DB Credit Agreement. See Note 8, Debt and Line of Credit for discussion of the DB Credit Agreement.

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

In 2019, we recognized an impairment loss of $1.3 million on our Knights Inn indefinite lived brand name. The carrying value of the intangible asset as of December 31, 2019 is $6.4 million.

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

The following supplemental pro forma results are based on the individual historical results of RLH Corporation and KFS, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2018 (in thousands, except per share data) (unaudited):

Year Ended December 31,
2018
Revenue	$138,478
Net income	17,017
Net income and comprehensive income attributable to RLH Corporation	3,887
Earnings per share attributable to RLH Corporation - basic	$0.18
Earnings per share attributable to RLH Corporation - diluted	$0.17

We recognized acquisition related expenses of $2.2 million during the year ended December 31, 2018, and they are included within Transaction and integration costs on our Consolidated Statements of Comprehensive Income (Loss).

Dispositions

Company Operated Hotel Dispositions

During the year ended December 31, 2018, we began execution of a hotel asset sales initiative consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company, and disposed of nine hotels from our company operated hotels segment, comprising net assets of $70.7 million, for cash proceeds of $116.5 million. These dispositions resulted in a combined gain of $40.7 million. During the year ended December 31, 2019, we disposed of two additional hotels from our company operated hotels segment, comprising net assets of $37.0 million, for cash proceeds of $45.3 million. These dispositions resulted in a combined gain of $7.3 million. The dispositions in 2018 and 2019 did not meet the criteria for discontinued operations.

The following summarizes the results of operations for the 11 properties sold during 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Pre-tax income (loss)	$4,750	$36,780
Net (income) loss attributable to noncontrolling interest	(2,138)	(16,551)
Net income (loss) attributable to RLHC	$2,612	$20,229

Due to the various contingencies remaining in the non-binding purchase and sale agreements outstanding, at December 31, 2019 and 2018, we have no properties meeting the criteria to be classified as held for sale on our Consolidated Balance Sheets.

On February 7, 2020, we disposed of one additional hotel from our company operated hotels segment, the Hotel RL Washington DC, for cash proceeds of $16.4 million. This property was subject to a non-binding purchase and sale agreement at December 31, 2019, but due to various contingencies, had not met the criteria to be classified as held for sale on our Consolidated Balance Sheets for the periods presented.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2019, based on these criteria.

Our internal controls over financial reporting as of December 31, 2019 have been audited by BDO USA, LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting which occurred during the fourth quarter of 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Red Lion Hotels Corporation
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Red Lion Hotels Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Spokane, Washington
February 27, 2020

Item 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our Executive Officers is set forth in Part I, Item I Business of this report under "Information about our Executive Officers."

The remainder of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2020 Annual Meeting of Shareholders under the captions “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance.” This proxy statement will be filed with the SEC within 120 days after the end of our year ended December 31, 2019 pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2020 Annual Meeting of Shareholders under the captions “Executive Compensation,” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A portion of the information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2020 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

See Item 5 of this Annual Report on Form 10-K for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2020 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions,” and “Corporate Governance - Director Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the definitive proxy statement for our 2020 Annual Meeting of Shareholders under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.Exhibits

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

3. Index to exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 25, 2011)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on August 3, 2017)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 in the Form S‑3/A (Commission File No. 333-133287) filed on May 15, 2006)

4.2*	Description of the Capital Stock of the Registrant

Executive Compensation Plans and Agreements

10.5	2015 Stock Incentive Plan (incorporated by reference to Appendix C to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2015)

10.6	First Amendment to 2015 Stock Incentive Plan (incorporated by reference to Appendix D to the Schedule 14A (Commission File No. 001-13957) filed on April 20, 2017)

10.7	Form of Restricted Stock Unit Agreement -- Notice of Grant for the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8‑K (Commission File No. 001‑13957) filed on May 25, 2017)

10.8	Form of Notice of Grant of Stock Options and Option Agreement for the 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 1, 2016)

10.9	Form of Performance Based Restricted Stock Unit Agreement - Notice of Grant (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001‑13957) filed on May 28, 2019)

10.10	2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Schedule 14A (Commission File No. 001‑13957) filed on April 22, 2008)

Exhibit Number	Description
10.11	First Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 11, 2010)

10.12	Second Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix E to the Schedule 14A (Commission File No. 001‑13957) filed on April 20, 2017)

10.13	2018 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on June 21, 2018)

10.14	2019 RLHC Executive Officers Bonus Plan (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 28, 2019)

10.15	General Release of Claims dated November 15, 2019 between the registrant and Gregory T. Mount (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on November 21, 2019)

10.16	Employment offer letter of Gregory T. Mount, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.18	Employment offer letter of William J. Linehan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.19	Amended Offer Letter of William J. Linehan effective December 5, 2018 (incorporated by reference to Exhibit 10.19 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 8, 2019)

10.20	Executive Employment Agreement between the Registrant and Thomas L. McKeirnan, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.13 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.21	Employment offer letter of Harry G. Sladich, as amended and restated on February 27, 2015 (incorporated by reference to Exhibit 10.14 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on February 27, 2015)

10.22	Employment offer letter of David Wright, as amended and restated effective April 11, 2016 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 3, 2016)

10.23	Employment offer letter of Roger J. Bloss effective as of October 1, 2016 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 9, 2016)

10.24	Independent Contractor Agreement with Roger Bloss dated May 21, 2018 (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.25	Employment offer letter of Bernard T. Moyle effective as of October 1, 2016 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 9, 2016)

10.26	Independent Contractor Agreement with Bernie Moyle dated May 21, 2018 (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.27	Employment offer letter of Douglas L. Ludwig dated March 1, 2017 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on May 10, 2017)

10.28	Employment offer letter of Nate Troup dated April 5, 2018 (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 9, 2018)

10.29	Employment offer letter of Gary L. Sims dated May 25, 2018 (incorporated by reference to Exhibit 10.7 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 9, 2018)

10.30	Amendment dated October 8, 2019 to Gary L. Sims Employment offer letter (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 12, 2019)

Exhibit Number	Description
10.31	Employment promotion letter of Paul Sacco dated June 14, 2018 (incorporated by reference to Exhibit 10.8 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on August 9, 2018)

10.32	Amendment dated October 8, 2019 to Paul Sacco Employment promotion letter (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 12, 2019)

10.33	Employment offer letter of Julie Shiflett dated January 14, 2019 (incorporated by reference to Exhibit 10.31 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 8, 2019)

10.34	Amendment dated October 8, 2019 to Julie Shiflett Employment offer letter (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001-13957) filed on November 12, 2019)
10.35*	Employment offer letter of John J. Russell, Jr. dated November 30, 2019

Other Material Contracts

10.36	Asset Contribution Agreement dated January 15, 2015 among the registrant, twelve of its indirect wholly owned subsidiaries, and RL Venture Holding LLC (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015). Specific items in this exhibit have been redacted, as marked by three asterisks [***], because confidential treatment for those items was granted by the SEC. The redacted material has been separately filed with the SEC.

10.37	Loan Agreement dated January 15, 2015 between RL Venture Holding LLC and twelve of its wholly owned subsidiaries, as borrowers, and Pacific Western Bank, as lender (incorporated by reference to Exhibit 10.33 in the Annual Report on Form 10‑K (Commission File No. 001‑13957) filed on March 8, 2019)

10.38	Amended and Restated Limited Liability Company Agreement of RL Venture LLC dated January 16, 2015 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.39	Membership Interest Purchase Agreement dated January 16, 2015 between the registrant and Shelbourne Falcon RLHC Investors LLC (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on May 8, 2015)

10.40	Asset Purchase Agreement dated April 23, 2015 among the registrant, GuestHouse International, L.L.C. and Brendan Watters (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10‑Q (Commission File No. 001‑13957) filed on August 5, 2015)

10.41	Asset Purchase Agreement, dated as of September 13, 2016, by and among Red Lion Hotels Franchising, Inc. and Red Lion Hotels Canada Franchising, Inc. Thirty-Eight Street, Inc., Vantage Hospitality Group, Inc., Vantage Franchising, Inc., Vantage Franchising (Canada) Inc., Vantage Hospitality (Canada) Inc., LHINDI, Inc., Van Asia (Korea) Ltd., and Van Asia, Ltd. (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

10.42	First Amendment to Asset Purchase Agreement dated May 21, 2018 by and among Red Lion Hotels Franchising, Inc. and Red Lion Hotels Canada Franchising, Inc. Thirty-Eight Street, Inc., Vantage Hospitality Group, Inc., Vantage Franchising, Inc., Vantage Franchising (Canada) Inc., Vantage Hospitality (Canada) Inc., LHINDI, Inc., Van Asia (Korea) Ltd., and Van Asia, Ltd. (incorporated by reference to Exhibit 10.4 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.43	Letter Agreement regarding Earn-Out dated May 21, 2018 (incorporated by reference to Exhibit 10.3 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 22, 2018)

10.44	Form of Voting Agreement between Red Lion Hotels Corporation and Thirty-Eight Street, Inc. and certain stockholders of Thirty-Eight Street, Inc. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K (Commission File No. 001-13957) filed on September 14, 2016)

10.45	Asset Purchase Agreement between Red Lion Hotels Corporation, TicketsWest.com, Inc. and Paciolan, LLC dated August 11, 2017 (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q (Commission File No. 001‑13957) filed on November 6, 2017)

Exhibit Number	Description
10.46	Amended and Restated Purchase Agreement dated May 1, 2018 by and among Red Lion Hotels Franchising, Inc. and Knights Franchise Systems, Inc., Wyndham Hotel Group, LLC, Wyndham Hotel Group Canada, ULC and Wyndham Hotel Group Europe Limited (incorporated by reference to Exhibit 2.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 7, 2018)

10.47	Credit Agreement, dated as of May 14, 2018, by and among Red Lion Hotels Corporation, certain of Red Lion Hotels Corporation's direct and indirect wholly-owned subsidiaries, Deutsche Bank AG New York Branch, Capital One, National Association and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on May 16, 2018)

10.48	First Amendment to Credit Agreement, dated as of August 31, 2018, by and among Red Lion Hotels Corporation, certain of Red Lion Hotels Corporation's direct and indirect wholly-owned subsidiaries, Deutsche Bank AG New York Branch, Capital One, National Association and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.1 in the current report on Form 8-K (Commission File No. 001-13957) filed on September 7, 2018)

10.49	Loan Purchase and Sale Agreement dated September 4, 2018 between RLH Baltimore Loan Acquisition, LLC, as Buyer, and PFP IV SUB III, LLC, as Seller (incorporated by reference to Exhibit 10.2 in the current report on Form 8-K (Commission File No. 001-13957) filed on September 7, 2018)

21 *	List of Subsidiaries of Red Lion Hotels Corporation

23 *	Consent of BDO USA, LLP

24	Powers of Attorney (included on signature page)

31.1 *	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)

31.2 *	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)

32.1 *	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(b)

32.2 *	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibits filed with this report

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED LION HOTELS CORPORATION
Registrant

Signature		Title	Date

By:	/s/ John J. Russell, Jr.	Interim President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
John J. Russell, Jr.

By:	/s/ JULIE SHIFLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Julie Shiflett

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John J. Russell, Jr. and Julie Shiflett and each of them severally, such person's true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, any and all amendments to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. RUSSELL, JR.	Interim President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
John J. Russell, Jr.

/s/ JULIE SHIFLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Julie Shiflett

/s/ NATHAN M. TROUP	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Nathan M. Troup

/s/ R. CARTER PATE	Chairman of the Board of Directors	February 27, 2020
R. Carter Pate

/s/ TED DARNALL	Director	February 27, 2020
Ted Darnall

/s/ FREDERIC F. BRACE	Director	February 27, 2020
Frederic F. Brace

/s/ AMY HUMPHREYS	Director	February 27, 2020
Amy Humphreys

/s/ JOSEPH B. MEGIBOW	Director	February 27, 2020
Joseph B. Megibow

/s/ BONNY W. SIMI	Director	February 27, 2020
Bonny W. Simi