Form 10-Q
period 2020-03-31
Red Lion Hotels CORP
filed 2020-05-08
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13957

RED LION HOTELS CORPORATION
(Exact name of registrant as specified in its charter)

Washington			91-1032187
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1550 Market St. #425	Denver	Colorado	80202
(Address of Principal Executive Offices)			(Zip Code)

(509) 459-6100
Registrant's telephone number, including area code

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RLH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were 25,341,649 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($1,914 and $1,819 attributable to VIEs)	$37,775	$29,497
Restricted cash ($100 and $2,311 attributable to VIEs)	100	2,311
Accounts receivable ($718 and $1,033 attributable to VIEs), net of an allowance for doubtful accounts of $8,125 and $4,589, respectively	10,701	15,143
Notes receivable, net	286	5,709
Other current assets ($144 and $311 attributable to VIEs)	5,156	5,849
Total current assets	54,018	58,509
Property and equipment, net ($11,520 and $29,848 attributable to VIEs)	36,071	68,668
Operating lease right-of-use assets ($— and $10,810 attributable to VIEs)	5,552	48,283
Goodwill	18,595	18,595
Intangible assets, net	47,845	48,612
Other assets, net ($— and $703 attributable to VIEs)	2,427	3,851
Total assets	$164,508	$246,518

LIABILITIES
Current liabilities:
Accounts payable ($543 and $589 attributable to VIEs)	$6,251	$5,510
Accrued payroll and related benefits ($68 and $349 attributable to VIEs)	1,184	2,709
Other accrued liabilities ($176 and $455 attributable to VIEs)	4,915	5,469
Long-term debt, due within one year ($5,576 and $16,984 attributable to VIEs)	5,576	16,984
Operating lease liabilities, due within one year ($— and $966 attributable to VIEs)	1,519	4,809
Total current liabilities	19,445	35,481
Long-term debt, due after one year, net of debt issuance costs ($— and $5,576 attributable to VIEs)	—	5,576
Line of credit, due after one year	—	10,000
Operating lease liabilities, due after one year ($— and $11,938 attributable to VIEs)	5,339	46,592
Deferred income and other long-term liabilities ($3 and $28 attributable to VIEs)	941	1,105
Deferred income taxes	678	743
Total liabilities	26,403	99,497

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 25,208,983 and 25,148,005 shares issued and outstanding	253	251
Additional paid-in capital, common stock	179,568	181,608
Accumulated deficit	(44,974)	(36,875)
Total RLH Corporation stockholders' equity	134,847	144,984
Noncontrolling interest	3,258	2,037
Total stockholders' equity	138,105	147,021
Total liabilities and stockholders’ equity	$164,508	$246,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Revenue:
Royalty	$4,357	$5,740
Marketing, reservations and reimbursables	5,805	6,729
Other franchise	774	542
Company operated hotels	6,329	12,970
Other	—	3
Total revenues	17,265	25,984
Operating expenses:
Selling, general, administrative and other expenses	16,265	7,391
Company operated hotels	6,678	11,545
Marketing, reservations and reimbursables	5,758	7,161
Depreciation and amortization	2,537	3,447
Asset impairment	1,760	—
Loss (gain) on asset dispositions, net	(7,892)	6
Transaction and integration costs	398	62
Total operating expenses	25,504	29,612
Operating income (loss)	(8,239)	(3,628)
Other income (expense):
Interest expense	(506)	(882)
Loss on early retirement of debt	(1,309)	—
Other income (loss), net	48	33
Total other income (expense)	(1,767)	(849)
Income (loss) before taxes	(10,006)	(4,477)
Income tax expense (benefit)	(752)	82
Net income (loss)	(9,254)	(4,559)
Net (income) loss attributable to noncontrolling interest	1,155	286
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(8,099)	$(4,273)

Earnings (loss) per share - basic	$(0.32)	$(0.17)
Earnings (loss) per share - diluted	$(0.32)	$(0.17)

Weighted average shares - basic	25,199	24,603
Weighted average shares - diluted	25,199	24,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Noncontrolling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, December 31, 2018	24,570,158	$246	$182,018	$(17,846)	$164,418	$21,164	$185,582
Net income (loss)	—	—	—	(4,273)	(4,273)	(286)	(4,559)
Shared based payment activity	56,301	1	685	—	686	—	686
Distributions to noncontrolling interests	—	—	—	—	—	(7,431)	(7,431)
Balances, March 31, 2019	24,626,459	247	182,703	(22,119)	160,831	13,447	174,278
Net income (loss)	—	—	—	(2,997)	(2,997)	(774)	(3,771)
Shared based payment activity	449,453	4	(1,034)	—	(1,030)	—	(1,030)
Balances, June 30, 2019	25,075,912	251	181,669	(25,116)	156,804	12,673	169,477
Net income (loss)	—	—	—	(3,672)	(3,672)	(2,980)	(6,652)
Shared based payment activity	42,600	1	1,054	—	1,055	—	1,055
Balances, September 30, 2019	25,118,512	252	182,723	(28,788)	154,187	9,693	163,880
Net income (loss)	—	—	—	(8,087)	(8,087)	2,096	(5,991)
Shared based payment activity	29,493	(1)	(739)	—	(740)	—	(740)
Reclassification of noncontrolling interest	—	—	(376)	—	(376)	376	—
Distributions to noncontrolling interests	—	—	—	—	—	(10,128)	(10,128)
Balances, December 31, 2019	25,148,005	251	181,608	(36,875)	144,984	2,037	147,021
Net income (loss)	—	—	—	(8,099)	(8,099)	(1,155)	(9,254)
Shared based payment activity	60,978	2	336	—	338	—	338
Reclassification of noncontrolling interest	—	—	(2,376)	—	(2,376)	2,376	—
Balances, March 31, 2020	25,208,983	$253	$179,568	$(44,974)	$134,847	$3,258	$138,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating activities:
Net income (loss)	$(9,254)	$(4,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,537	3,447
Noncash PIK interest and amortization of debt issuance costs	182	47
Amortization of key money and contract costs	264	206
Amortization of contract liabilities	(165)	(197)
Loss (gain) on asset dispositions, net	(7,892)	6
Noncash loss on early retirement of debt	750	—
Asset impairment	1,760	—
Deferred income taxes	(65)	52
Stock-based compensation expense	373	916
Provision for doubtful accounts	9,739	245
Change in operating assets and liabilities:
Accounts receivable	501	(1,009)
Key money disbursements	(129)	(236)
Other current assets	504	(616)
Accounts payable	459	1,383
Other accrued liabilities	(1,858)	(1,717)
Net cash provided by (used in) operating activities	(2,294)	(2,032)
Investing activities:
Capital expenditures	(782)	(1,500)
Net proceeds from disposition of property and equipment	36,896	—
Collection of notes receivable	—	21
Advances on notes receivable	—	(90)
Net cash provided by (used in) investing activities	36,114	(1,569)
Financing activities:
Borrowings on long-term debt, net of discounts	—	16,513
Repayment of long-term debt and finance leases	(17,717)	(170)
Repayment of line of credit borrowing	(10,000)	—
Distributions to noncontrolling interest	—	(7,431)
Stock-based compensation awards canceled to settle employee tax withholding	(81)	(342)
Stock option and stock purchase plan issuances, net and other	45	112
Net cash provided by (used in) financing activities	(27,753)	8,682

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	6,067	5,081
Cash, cash equivalents and restricted cash at beginning of period	31,808	19,789
Cash, cash equivalents and restricted cash at end of period	$37,875	$24,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

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

2.Summary of Significant Accounting Policies

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

The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited balance sheet as of such date. We believe the disclosures included herein are adequate; however, they should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2019, filed with the SEC in our annual report on Form 10-K on February 27, 2020.

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

Selected financial information is provided below (in thousands):

Three Months Ended March 31, 2020	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$10,936	$6,329	$—	$17,265
Operating expenses:
Segment and other operating expenses	17,540	7,030	4,131	28,701
Depreciation and amortization	882	866	789	2,537
Asset impairment	—	1,760	—	1,760
Transaction and integration costs	—	32	366	398
Loss (gain) on asset dispositions, net	—	(7,892)	—	(7,892)
Operating income (loss)	$(7,486)	$4,533	$(5,286)	$(8,239)

Identifiable assets as of March 31, 2020	$82,199	$65,523	$16,786	$164,508

Three Months Ended March 31, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$13,011	$12,970	$3	$25,984
Operating expenses:
Segment and other operating expenses	9,622	12,461	4,014	26,097
Depreciation and amortization	914	1,956	577	3,447
Transaction and integration costs	62	—	—	62
Loss (gain) on asset dispositions, net	—	6	—	6
Operating income (loss)	$2,413	$(1,453)	$(4,588)	$(3,628)

Identifiable assets as of December 31, 2019	$91,832	$138,477	$16,209	$246,518

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

In November 2019, RLH Atlanta LLC, which is wholly owned by RLS Atla Venture, sold the Red Lion Hotel Atlanta International Airport Hotel. Upon completion of the sale, no remaining distributions to our joint venture partner, Shelbourne Falcon Big Peach Investors, LLC, were required and the remaining noncontrolling interest for the entity was reclassified to Additional paid-in capital on the Condensed Consolidated Balance Sheets.

There were no cash contributions or distributions by partners to any of the joint venture entities during the three months ended March 31, 2020 or 2019 except as otherwise described below.

RL Venture

For all periods presented, RLH Corporation owns 55% of RL Venture and our JV Partner owns 45%. In March 2019, secured loans with an aggregate principal of $16.6 million were entered into for two RL Venture properties, Hotel RL Salt Lake City and Hotel RL Olympia. Shortly thereafter the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. In December 2019, the Hotel RL Salt Lake City sold for $33.0 million. Proceeds from the sale were used to repay in full the secured loan entered into in 2019 for the Hotel RL Salt Lake City property. As of March 31, 2020, RL Venture has one remaining property, the Hotel RL Olympia.

Cash distributions may also be made periodically based on calculated distributable income. There were no distributions made during the three months ended March 31, 2020. During the three months ended March 31, 2019, cash distributions totaled $16.5 million, of which RLH Corporation received $9.1 million.

RLS DC Venture

As of December 31, 2019, RLH Corporation owned 55% of RLS DC Venture and our Joint Venture Partner owned 45%. In May 2019, a secured loan with principal and accrued exit fee of $17.4 million was executed by RLS DC Venture. The net loan proceeds were used to pay off the previous debt with a principal balance of approximately $15.9 million. There were no cash distributions resulting from the refinancing. In February 2020, the Hotel RL in Washington DC, which was wholly-owned by RLS DC Venture, was sold for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by CP Business Finance I, LP, RLS DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the secured loan agreement. The $2.4 million balance remaining in non-controlling interest for the entity was reclassified to Additional paid-in capital on the Condensed Consolidated Balance Sheets as no remaining distributions to the joint venture partner are required.

5. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Buildings and equipment	$47,186	$101,619
Furniture and fixtures	6,718	12,407
Landscaping and land improvements	493	2,038
	54,397	116,064
Less accumulated depreciation	(29,099)	(57,491)
	25,298	58,573
Land	6,871	6,871
Construction in progress	3,902	3,224
Property and equipment, net	$36,071	$68,668

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The economic impact of the pandemic thus far has been extremely punitive to travel related businesses across the nation, significantly affecting the operating results of companies within the hospitality industry. We considered the actual and anticipated economic impacts of the COVID-19 pandemic on our financial results to be an indicator that the carrying value of our long-lived assets might not be recoverable. Accordingly, we performed a test for recoverability using probability-weighted undiscounted cash flows on our long-lived assets as of March 31, 2020.

Only the Red Lion Hotel Seattle Airport, one of our company operated hotel properties under a lease through February 2024, did not recover the carrying value of the long-lived asset group in the test for recoverability, due to the short useful life and lack of terminal value. After calculating the fair value of the Red Lion Hotel Seattle Airport property long-lived asset group, we recognized an impairment loss of $1.8 million. The fair value was determined based on a discounted cash flow analysis, which is a Level 3 fair value measurement. The impairment loss was allocated to the assets within the long-lived asset group on a pro rata basis, with $1.5 million applied against the hotel building leasehold interest, included within Property and equipment, net and $0.3 million applied against the Operating lease right-of-use asset on the Condensed Consolidated Balance Sheets. There were no other impairments of our long-lived assets.

During the three months ended March 31, 2020, we sold the Hotel RL Washington DC joint venture hotel property, and our leasehold interest in the Red Lion Anaheim for a combined net gain of $7.9 million. There were no properties sold during the three months ended March 31, 2019.

6.  Goodwill and Intangible Assets

Interim Impairment Assessment

We considered the actual and anticipated economic impacts of the COVID-19 pandemic on our financial results to be an indicator that the fair value of our goodwill and indefinite-lived intangible assets might be less than their carrying amounts. Accordingly, we performed quantitative assessments to measure the fair values of these assets as of March 31, 2020. No impairments were identified based on the quantitative impairment calculations of our goodwill and other indefinite-lived intangible assets.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	March 31, 2020	December 31, 2019
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$32,532	$32,532
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	3,376	3,554
Customer contracts - finite lived, net	11,809	12,398
Total intangible assets, net	$47,845	$48,612

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	March 31, 2020	December 31, 2019
Customer contracts	$20,773	$20,773
Brand name - finite lived	5,395	5,395
Accumulated amortization	(10,983)	(10,216)
Net carrying amount	$15,185	$15,952

7.  Revenue from Contracts with Customers

Inner Circle
In July 2019, the parent entities for eight Inner Circle franchisees and the operating entities for two other Inner Circle franchisees all filed for voluntary bankruptcy protection under Chapter 11 of the United Stated Bankruptcy Code.
As of March 31, 2020 there was approximately $7.1 million in accounts receivable and notes receivable balances related to these franchisees, including unamortized key money converted to notes receivable upon termination of contracts, of which $0.8 million had been previously allowed for. The remaining balances were supported through a security interest in property improvements and an equity interest in one of the leaseholds, as well as a personal guarantee of the owner. However, during the first quarter of 2020, the first lienholder for the collateral property indicated its desire to exercise its right to foreclose on the leasehold interest and liquidate the property. Due to the timing of this action in conjunction with the decline in fair value of the collateral property due to the economic impacts of the COVID-19 pandemic, we have concluded the fair value of the collateral no longer supports any of the remaining balances and as such we have recognized bad debt expense of $6.3 million on the previously unreserved balances.
We recognized $0.1 million and $0.3 million of royalty income from these franchisees during the three months ended March 31, 2020 and 2019, respectively.

Other Allowances
As of March 31, 2020, we evaluated the economic impacts of the COVID-19 pandemic and historical collection information on the collectibility of our accounts receivable and notes receivable balances. We determined it was appropriate to recognize additional bad debt expense of $3.4 million, primarily related to large balances under legal dispute, aged balances from terminated agreements, or aged balances placed with third party collections.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Financial Statement Line Item(s)	March 31, 2020	December 31, 2019
Accounts receivable	Accounts receivable, net	$10,701	$15,143
Key money disbursed	Other current assets and Other assets, net	1,875	2,228
Capitalized contract costs	Other current assets and Other assets, net	833	941
Contract liabilities	Other accrued liabilities and Deferred income and other long-term liabilities	1,397	1,448

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2020	$2,228	$941	$1,448
Key money disbursed	129	—	—
Key money converted from accounts receivable	247	—	—
Key money converted to notes receivable	(639)	—	—
Costs incurred to acquire contracts	—	66	—
Cash received in advance	—	—	114
Revenue or expense recognized that was included in the January 1, 2020 balance	(83)	(172)	(162)
Revenue or expense recognized in the period for the period	(7)	(2)	(3)
Balance as of March 31, 2020	$1,875	$833	$1,397

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of March 31, 2020, including revenues related to application, initiation and other fees were as follows (in thousands):

Year Ending December 31,	Contra Revenue	Expense	Revenue
2020 (remainder)	$254	$263	$413
2021	267	183	361
2022	235	154	269
2023	197	113	170
2024	161	67	99
Thereafter	761	53	85
Total	$1,875	$833	$1,397
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

8.  Debt and Line of Credit

The current and noncurrent portions of our debt as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$—	$—	$10,000
RL Venture - Olympia	5,600	—	—	5,600
RLH DC Venture	—	—	17,648	—
Total debt	5,600	—	17,648	15,600
Unamortized debt issuance costs	(24)	—	(664)	(24)
Debt net of debt issuance costs	$5,576	$—	$16,984	$15,576

Each of our debt agreements contain customary reporting, financial and operating covenants. We were in compliance with all the financial covenants of our debt agreements at March 31, 2020.

RL Venture - Olympia

In March 2019, RL Olympia, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $5.6 million. We incurred approximately $33,000 of debt discounts and debt issuance costs in connection with the issuance of the loan. The loan is fully secured by the Hotel RL Olympia property. The loan has a maturity date of March 18, 2021 and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower has the option to exercise two six-month extensions upon maturity of the loan. There are no principal repayment requirements prior to the maturity date and the loan includes a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0. Due to the impact of the COVID-19 pandemic, we have determined the property is unlikely to meet the required minimum financial covenants as of the next required semi-annual calculation of June 30, 2020. As a violation of the financial covenant would result in an acceleration of the maturity date of the loan, we have classified this debt as current in our Condensed Consolidated Balance Sheets as of March 31, 2020, despite the previously discussed extensions available to us under the loan agreement. We are engaged in ongoing discussions with our lenders regarding potential remedies for the anticipated covenant violation.

Line of Credit

In August 2018, we drew the full $10.0 million available to us on the Line of Credit under a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent. In the first quarter of 2020, we sold our leasehold interest in the Red Lion Anaheim for $21.5 million. Using proceeds from the sale, we repaid the outstanding Line of Credit balance of $10.0 million. This debt is no longer outstanding as of March 31, 2020 and as the credit agreement has been terminated we no longer have access to this Line of Credit. Due to the early extinguishment of this debt, we recognized a Loss on early retirement of debt of $0.2 million.

RLH DC Venture

In the first quarter of 2020, we sold the Hotel RL Washington DC for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by CP Business Finance I, LP, RLH DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the RLH DC Venture loan agreement of $17.7 million. This debt is no longer outstanding as of March 31, 2020. Due to the early extinguishment of this debt, we recognized a Loss on early retirement of debt of $1.1 million, including a prepayment penalty of $0.6 million.

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

During the first quarter of 2020, we sold the Hotel RL Washington DC joint venture property, which had a ground lease with a term through 2080. As of December 31, 2019, we had recorded an Operating lease right-of use asset of $10.8 million, and total operating lease liabilities of $12.9 million for this ground lease. The ground lease was transferred with the sale of the property, resulting in the removal of these balances from the Condensed Consolidated Balance Sheets.

Also in the first quarter of 2020, we sold our leasehold interest in the Red Lion Anaheim, which had a ground lease with a term through 2021 with renewal options through 2106 that were reasonably assured to be exercised. As of December 31, 2019, we had recorded an Operating lease right-of use asset of $31.4 million, with corresponding operating lease liabilities of $31.4 million for this ground lease. The ground lease was transferred with the sale of the property, resulting in the removal of these balances from the Condensed Consolidated Balance Sheets.

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$5,552	$48,283

Operating lease liabilities, due within one year	$1,519	$4,809
Operating lease liabilities, due after one year	5,339	46,592
Total operating lease liabilities	$6,858	$51,401

Finance Leases	March 31, 2020	December 31, 2019
Property and equipment	$135	$298
Less accumulated depreciation	(106)	(168)
Property and equipment, net	$29	$130

Other accrued liabilities	$27	$74
Deferred income and other long-term liabilities	6	76
Total finance lease liabilities	$33	$150

The components of lease expense during the three months ended March 31, 2020 and 2019 are included in the following table (in thousands):

	Financial Statement Line Item(s)	Three Months Ended March 31, 2020	Three months ended March 31, 2019
Operating lease expense	Selling, general, administrative and other expenses, and Company operated hotels	$816	$1,133
Short-term lease expense	Selling, general, administrative and other expenses, and Company operated hotels	98	247
Sublease income	Selling, general, administrative and other expenses	(18)	—

Finance lease expense
Amortization of finance right-of-use assets	Depreciation and amortization	8	35
Interest on lease liabilities	Interest expense	3	8
Total finance lease expense		11	43

Total lease expense		$907	$1,423

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash used in operating activities for operating leases	$848	$1,169
Cash used in operating activities for finance leases	3	8
Cash used in financing activities for finance leases	13	34

There were no new finance lease assets or associated liabilities during the three months ended March 31, 2020 and 2019.

Information related to the weighted average remaining lease terms and discount rates for our leases as of March 31, 2020 and December 31, 2019 is included in the following table:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	6	69
Finance leases	1	3
Weighted average discount rate
Operating leases	5.8%	7.2%
Finance leases	5.7%	11.9%

The future maturities of lease liabilities at March 31, 2020, are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020 (remainder)	$1,141	$20
2021	1,522	14
2022	1,486	—
2023	1,449	—
2024	595	—
Thereafter	1,984	—
Total lease payments	8,177	34
Less: imputed interest	1,319	1
	$6,858	$33

The future maturities of lease liabilities in the table above do not differ materially from future minimum rental payments under the previous leasing standard.

10. Commitments and Contingencies

At any given time we are subject to claims and actions incidental to the operations of our business. During the second quarter of 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California law. Based on information currently available, we do not expect that any other sums we may receive or have to pay in connection with any legal proceeding would have a material effect on our consolidated financial position or net cash flow.

See Item 1. Legal Proceedings within Part 2. Other Information for additional detail.

11. Stock Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan, as amended, ("2015 Plan") authorizes the grant or issuance of various stock-based awards, including stock options, restricted stock units, and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015, and amended in 2017, and as amended provides for awards of 2.9 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of March 31, 2020, there were 1.2 million shares of common stock available for issuance pursuant to future awards under the 2015 Plan, as amended.

Stock based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three months ended March 31, 2020 and 2019 stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units	$238	$612
Unrestricted stock awards	112	129
Performance stock units	15	147
Stock options	—	22
Employee stock purchase plan	8	6
Total stock-based compensation	$373	$916

Restricted Stock Units

Restricted stock units (RSUs") granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the 2015 Plan, upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the three months ended March 31, 2020 and 2019 was approximately $0.2 million and $1.2 million, respectively. For RSUs outstanding as of March 31, 2020, there was $1.8 million in compensation expense remaining to be recognized over the remaining weighted average vesting periods of 23 months. However, in connection with a reduction in force in April 2020, 73,613 outstanding RSUs were forfeited, leaving $1.4 million in remaining compensation expense to be recognized over the remaining weighted average vesting periods of 24 months as of April 30, 2020.

A summary of restricted stock unit activity for the three months ended March 31, 2020, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2020	459,070	$9.03
Vested	(120,017)	$8.51
Forfeited	(51,393)	$8.45
March 31, 2020	287,660	$9.36

Performance Stock Units, Shares Issued as Compensation

Performance stock units ("PSUs") are granted to certain of our executives under the 2015 Plan. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. No PSUs were granted during the three months ended March 31, 2020.

During the three months ended March 31, 2020, 25,796 PSUs vested at a weighted average grant date fair value of $6.45. The fair value of PSUs that vested during the three months ended March 31, 2020 was approximately $38,000. No PSUs vested during the three months ended March 31, 2019. There are no PSUs outstanding and no remaining compensation expense to be recognized related to PSUs as of March 31, 2020.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested, and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares of unrestricted stock granted	30,883	15,355
Weighted average grant date fair value per share	$3.63	$8.44

12. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator - basic and diluted:
Net income (loss)	$(9,254)	$(4,559)
Net (income) loss attributable to noncontrolling interest	1,155	286
Net income (loss) attributable to RLH Corporation	$(8,099)	$(4,273)

Denominator:
Weighted average shares - basic	25,199	24,603
Weighted average shares - diluted	25,199	24,603

Earnings (loss) per share - basic	$(0.32)	$(0.17)
Earnings (loss) per share - diluted	$(0.32)	$(0.17)

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, and warrants to purchase common shares included in the earnings per share calculation, as well as the amount excluded from the dilutive earnings per share calculation if they were considered antidilutive, for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Stock Options(1)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	—	81,130
Total awards outstanding	—	81,130

Restricted Stock Units(2)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	287,660	1,395,881
Total awards outstanding	287,660	1,395,881

Performance Stock Units(3)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	—	427,638
Total awards outstanding	—	427,638

Warrants(4)
Dilutive awards outstanding	—	—
Antidilutive awards outstanding	—	442,533
Total awards outstanding	—	442,533
(1) All stock options for the three months ended March 31, 2020 and 2019 were anti-dilutive as a result of the net loss attributable to RLH Corporation for these periods, and as a result of the RLH Corporation weighted average share price during the reporting period.
(2) Restricted stock units were anti-dilutive for the three months ended March 31, 2020 and 2019 due to our net loss in the reporting periods. If we had reported net income for the three months ended March 31, 2020 and 2019, then 7,733 and 697,494 weighted average restricted stock units would have been dilutive, respectively.
(3) Performance stock units were anti-dilutive for the three months ended March 31, 2020 and 2019 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the three months ended March 31, 2020 and 2019, then 10,180 and 97,406 weighted average performance stock units would have been dilutive, respectively.
(4) All warrants expired without being exercised in January 2020. All warrants for the three months ended March 31, 2019 were anti-dilutive due to the net loss attributable to RLH in each reporting period. If we had reported net income for the three months ended March 31, 2019, 90,674 warrants would have been dilutive.

13. Income Taxes

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic security Act” (CARES Act) which generally allows for unlimited use of NOLS generated in 2019 and 2020 as well as a five year carryback provision and shortening the recovery period for qualified improvement property. We recognized an income tax (benefit) expense of $(752,000) and $82,000 for the three months ended March 31, 2020 and 2019, respectively. The income tax benefit recognized for the three months ended March 31, 2020 is principally related to the provisions of the CARES Act. The income tax expense recognized for the three months ended March 31, 2019 varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for GAAP purposes.

We have state operating loss carryforwards, which expire beginning in 2020, and both federal and state tax credit carryforwards, which begin to expire in 2024.

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

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$286	$286	$5,709	$5,709
Financial liabilities:
Debt	$5,600	$5,535	$33,248	$32,737
Total finance lease obligations	33	33	150	150

15. Related Party Transactions

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to HEI Hotels and Resorts. During the three months ended March 31, 2020, and 2019 we paid $197,000 and $228,000, respectively, in management fees to HEI Hotels and Resorts for management of these properties.

On May 31, 2019 we executed a mortgage loan with a principal and accrued exit fee of $17.4 million with CP Business Finance I, LP, an affiliate of Columbia Pacific Opportunity Fund, LP, who currently holds 500,000 shares of RLHC common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP. This debt is no longer outstanding as of March 31, 2020.

16. Dispositions

In the first quarter of 2020, we continued the execution of a hotel asset sales initiative consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company, and disposed of two hotels from our company operated hotels segment. These dispositions resulted in a combined net gain of $7.9 million

The following summarizes the result of operations for the two properties sold during the first quarter of 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Pre-tax income (loss)	$6,088	$(121)
Net (income) loss attributable to noncontrolling interest	1,134	240
Net income (loss) attributable to RLHC	$7,222	$119

17. Subsequent Events

As a result of the COVID-19 pandemic, economic uncertainties have arisen which RLHC expects to negatively impact our business, operations and financial results. The impact has continued to evolve subsequent to the quarter ended March 31, 2020 and as of the date of these unaudited consolidated financial statements. The duration of the pandemic and the resulting economic uncertainties, and the impacts on RLHC’s financial condition, results of operations and cash flows, will depend on numerous evolving factors that cannot be accurately predicted at this time. Given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on its financial condition, results of operations or cash flows for the foreseeable future. However, it is expected to have a material, adverse impact on future revenue growth as well as overall profitability.

On April 2, 2020, RLHC announced a significant reduction in force in response to the anticipated impact of the COVID-19 pandemic, reducing our corporate workforce by approximately 40%. Total severance expense of approximately $0.6 million will be recognized in conjunction with the severance, with $0.2 million recognized during the first quarter of 2020 and $0.4 million recognized during the second quarter of 2020.

On April 21, 2020, RLHC received $4.2 million in loan proceeds issued pursuant to the Paycheck Protection Program (the “PPP”) of the CARES Act. In accordance with the CARES Act, RLHC planned to use proceeds from the Loan primarily for payroll costs, rent, and utilities as we concluded we met the certification criteria under the initial requirements of the PPP. However, on April 24, 2020, the U.S. government published additional guidance regarding PPP eligibility. As a result of this new guidance the Company determined it was no longer clear that we met the eligibility requirements and accordingly we determined we would repay the full amount of the loan in May.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements, including statements concerning operational and financial impacts of the COVID-19 pandemic. We have based these statements on our current expectations, assumptions, and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including the effects of the COVID-19 pandemic and those discussed in “Risk Factors” under Item 1A below and under Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission on February 27, 2020, could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statements except as required by law.

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

The following discussion and analysis should be read in connection with our unaudited condensed consolidated financial statements and the condensed notes thereto and other financial information included elsewhere in this quarterly report, as well as in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2019, which are included in our annual report on Form 10-K for the year ended December 31, 2019.

COVID-19 Update

COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The economic impact of the pandemic thus far has been extremely punitive to travel related businesses across the nation, significantly affecting the operating results of companies within the hospitality industry. The measures enacted by most governments to combat the pandemic have included intensive restrictions on travel, required closure of businesses deemed non-essential, and shelter in place orders for civilians.

We have undertaken a series of organizational changes and cost cutting measures including changes to senior management, a reduction in force and the consolidation of office space to mitigate the impact of the COVID-19 pandemic on our operating results. As our business is reliant in part on the financial success and cooperation of our franchisees, we have also implemented policy changes to address the impact of the pandemic on their financial condition, including the implementation of a fee deferral program to certain of our franchisees in which billings related to fees for March through May of 2020 could be deferred for up to 12 months, temporary fee reductions for review responses, guest relations fees, and certain other fees, and a delay in implementation of capital intensive brand standards. These changes are expected to reduce cash flow, as our franchisees defer paying royalty fees to future periods.

While we did experience some impact from the COVID-19 pandemic on our operations in March of 2020, the impact of the pandemic is ongoing, and the extent to which the COVID-19 pandemic further impacts our business, operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including the length of travel restrictions and government-mandated stay-at-home orders, the duration and spread of the virus, and the extent to which people are willing to resume travel and hotel stays, as well as the financial condition and recovery of our franchisees. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows for the foreseeable future. However, we expect it will have a material, adverse impact on future revenue growth as well as overall profitability.

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

A summary of our open franchise and company operated hotels from January 1, 2020 through March 31, 2020, including the approximate number of available rooms, is provided below:

	Midscale Brand		Economy Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2020	96	13,500	966	54,200	1,062	67,700
Newly opened	—	—	6	300	6	300
Terminated properties	(1)	(300)	(43)	(2,800)	(44)	(3,100)
Ending quantity, March 31, 2020	95	13,200	929	51,700	1,024	64,900

A summary of activity relating to our open midscale franchise and company operated hotels by brand from January 1, 2020 through March 31, 2020 is provided below:

Midscale Brand Hotels	Hotel RL	Red Lion Hotels	Red Lion Inn and Suites	Signature	Other	Total
Beginning quantity, January 1, 2020	9	39	40	4	4	96
Terminated properties	—	(1)	—	—	—	(1)
Ending quantity, March 31, 2020	9	38	40	4	4	95

Ending rooms, March 31, 2020	1,400	7,700	3,300	300	500	13,200

A summary of activity relating to our open economy franchise hotels by brand from January 1, 2020 through March 31, 2020 is provided below:

Economy Brand Hotels	ABVI and CBVI	Knights Inn	Country Hearth	Guest House	Other	Total
Beginning quantity, January 1, 2020	657	232	47	19	11	966
Newly opened	3	3	—	—	—	6
Terminated properties	(28)	(11)	(2)	(1)	(1)	(43)
Ending quantity, March 31, 2020	632	224	45	18	10	929

Ending rooms, March 31, 2020	33,500	13,500	2,200	1,200	1,300	51,700

A summary of our executed franchise agreements for the three months ended March 31, 2020 is provided below:

	Midscale Brand	Economy Brand	Total
Executed franchise license agreements, three months ended March 31, 2020:
New locations	2	14	16
New contracts for existing locations	4	50	54
Total executed franchise license agreements, three months ended March 31, 2020	6	64	70

Overview

Consistent with our previously stated business strategy to move towards operating as primarily a franchise company, in the first quarter of 2020, we sold two of our remaining company operated hotels. On February 7, 2020, we sold the only hotel in our consolidated joint venture, RLS DC Venture, for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by our lender CP Business Finance I, LP, RLS DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the RLH DC Venture loan agreement of $17.7 million.

On February 27, 2020, we sold our leasehold interest in the Red Lion Anaheim for $21.5 million. Using net proceeds from the sale, the Company repaid the $10.0 million outstanding principal balance owing under the revolving line of credit with Deutsche Bank AG New York Branch, and other lenders party thereto. Upon repayment of the outstanding balance, the Line of Credit was terminated and these funds are no longer available to us.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Income (Loss) is provided below (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenues	$17,265	$25,984
Total operating expenses	25,504	29,612
Operating income (loss)	(8,239)	(3,628)
Other income (expense):
Interest expense	(506)	(882)
Loss on early retirement of debt	(1,309)	—
Other income (loss), net	48	33
Income (loss) before taxes	(10,006)	(4,477)
Income tax expense (benefit)	(752)	82
Net income (loss)	(9,254)	(4,559)
Net (income) loss attributable to noncontrolling interest	1,155	286
Net income (loss) and comprehensive income (loss) attributable to RLH Corporation	$(8,099)	$(4,273)

Non-GAAP Financial Measures (1)
EBITDA	$(6,963)	$(148)
Adjusted EBITDA	$(10,315)	$999
(1) The definitions of "EBITDA," and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended March 31, 2020, we reported a net loss of $9.3 million, which includes $9.7 million of bad debt expense related to reserves recognized for accounts receivable, key money, and notes receivable for certain Inner Circle franchisees and other customer balances determined to be uncollectible as of March 31, 2020, a $1.8 million asset impairment on our Red Lion Hotel Seattle Airport as a result of the impact of the COVID-19 pandemic on the operating results of that hotel, a $1.3 million loss on early retirement of debt, $0.5 million of employee separation costs, $0.4 million of stock based compensation, $0.4 million of transaction and integration costs, and $0.2 million of expense related to a non-income tax assessment, partially offset by $7.9 million in gains from the disposal of two hotel properties

For the three months ended March 31, 2019, we reported a net loss of $4.6 million, which included $0.9 million of stock based compensation, $0.2 million related to a non-income tax expense assessment and $0.1 million of transaction and integration costs.

For the three months ended March 31, 2020, Adjusted EBITDA was $(10.3) million compared with $1.0 million in 2019. This decrease was primarily due to $9.7 million of bad debt expense recognized in the first quarter of 2020 to establish reserves for certain Inner Circle franchisees in bankruptcy and other customer balances determined to be uncollectible as of March 31, 2020.

Non-GAAP Financial Measures

EBITDA is defined as net income (loss), before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure due to the significance of our long-lived assets and level of indebtedness.

Adjusted EBITDA is an additional measure of financial performance. We believe that the inclusion or exclusion of certain special items, such as gains and losses on asset dispositions and impairments and discontinued operations, is necessary to provide the most accurate measure of core operating results and as a means to evaluate comparative results. Adjusted EBITDA also excludes the effect of non-cash stock compensation expense. We believe that the exclusion of this item is consistent with the purposes of the measure described below.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(9,254)	$(4,559)
Depreciation and amortization	2,537	3,447
Interest expense	506	882
Income tax expense (benefit)	(752)	82
EBITDA	(6,963)	(148)
Stock-based compensation (1)	373	916
Asset impairment (2)	1,760	—
Transaction and integration costs (3)	398	62
Employee separation and transition costs (4)	528	—
Loss on early retirement of debt (5)	1,309	—
Loss (gain) on asset dispositions (6)	(7,892)	6
Non-income tax expense assessment (7)	172	163
Adjusted EBITDA	(10,315)	999
Adjusted EBITDA attributable to noncontrolling interests	(78)	(547)
Adjusted EBITDA attributable to RLH Corporation	$(10,393)	$452

(1) Costs represent total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(2) In the three months ended March 31, 2020, we recognized an impairment on our Red Lion Hotel Seattle Airport leased property.
(3) Transaction and integration costs include incremental expenses incurred for potential and executed acquisitions and dispositions of assets.
(4) The costs recognized relate to severance payments due to our Chief Financial Officer upon her departure in March 2020, along with a reduction in force that was implemented in the first quarter of 2020. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Income (Loss).

(5) The Loss on early retirement of debt relates to unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a secured debt agreement at RL Venture - Olympia and the outstanding balance on our Line of Credit.

(6) The gains relate to the sale of two properties during the first quarter of 2020. There was no comparable activity during the three months ended March 31, 2019.
(7) Costs relate to estimated non-income taxes we have concluded we are probable of being assessed. These estimated taxes have been accrued in Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Franchise and Marketing, Reservations and Reimbursables Revenues

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Royalty	$4,357	$5,740
Marketing, reservations and reimbursables	5,805	6,729
Other franchise	774	542

Three months ended March 31, 2020 and 2019

Royalty revenue decreased $1.4 million or 24% and revenues from Marketing, reservations, and reimbursables revenue decreased by $0.9 million or 14%. These decreases were primarily due to terminated franchise agreements in 2019 and the first quarter of 2020, along with the impact of COVID-19 on our midscale brand hotels who generally pay royalties and marketing fees as a percentage of gross rooms revenue. Other franchise revenues increased $0.2 million or 43% primarily due to an increase in various other fees, partially offset by the impact of terminated agreements.

Company Operated Hotels Revenues

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Company operated hotels revenues	$6,329	$12,970

Three months ended March 31, 2020 and 2019

During the three months ended March 31, 2020, revenue from our Company operated hotels segment decreased $6.6 million or 51% compared with the same period in 2019. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Revenues for the four company operated hotels held during the entirety of both periods decreased by $1.0 million, to $3.9 million in the first quarter of 2020 compared to $4.9 million in the first quarter of 2019. This decrease was primarily due to the negative impact of the COVID-19 pandemic on hotel occupancy during March of 2020.

Operating Expenses

Selling, General, Administrative and Other Expenses

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Franchise development and operations, including labor	$1,936	$2,005
General and administrative labor and labor-related costs	1,983	1,877
Stock-based compensation	160	474
Non-income tax expense assessment	172	163
Bad debt expense	9,720	211
Legal fees	528	588
Professional fees and outside services	568	417
Facility lease	213	278
Information technology costs	201	217
Other	784	1,161
Total Selling, general, administrative and other expenses	$16,265	$7,391

Three months ended March 31, 2020 and 2019

Selling, general, administrative and other expenses increased by $8.9 million for the three months ended March 31, 2020 compared with the three months ended March 31, 2019.

Bad debt expense increased primarily due to $6.3 million of expense arising from a reserve recognized for accounts receivable, key money, and notes receivable for certain Inner Circle franchisees. The remaining increase relates primarily to reserves recognized for accounts and notes receivable related to large balances under legal dispute, aged balances from terminated agreements, or aged balances placed with third party collections. See Note 7. Revenue from Contracts with Customers within Item 8. Financial Statements for additional detail.

Labor and labor-related costs increased primarily due to accrued severance costs related to the departure of our Chief Financial Officer in March 2020, partially offset by a decrease in headcount compared to the prior period. Stock-based compensation decreased primarily due to executive terminations in the fourth quarter of 2019 and a reduction in force in the first quarter of 2020.

Other expenses decreased primarily due to various efficiencies and cost cutting initiatives implemented by management.

Company Operated Hotels Expenses

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Company operated hotels expenses	$6,678	$11,545

Three months ended March 31, 2020 and 2019

Company operated hotels expenses decreased by $4.9 million or 42% in the first three months of 2020. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Operating expenses for the four company operated hotels held during the entirety of both periods decreased by $0.8 million, to $4.2 million in the first quarter of 2020 compared to $5.0 million in the first quarter of 2019, primarily due to the impact of COVID-19 on hotel operations in March 2020 and other cost cutting initiatives implemented by management.

Marketing, Reservations and Reimbursables Expenses

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Marketing, reservations and reimbursables expenses	$5,758	$7,161

Three months ended March 31, 2020 and 2019

Marketing, reservations and reimbursables expenses decreased by $1.4 million or 20% in the first three months of 2020. This decrease was primarily due a decrease in marketing expenditures in an effort by management to reduce costs in the first quarter of 2020, along with a decrease in reservation volume.

Depreciation and Amortization

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Depreciation and amortization	$2,537	$3,447

Three months ended March 31, 2020 and 2019

Depreciation and amortization expense decreased $0.9 million or 26% during the first three months of 2020. This decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020. This decrease was partially offset by additional depreciation recognized from other fixed assets placed in service during the remainder of 2019 and the first three months of 2020.

Asset Impairment

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Asset impairment	$1,760	$—

Three months ended March 31, 2020 and 2019

We recognized an impairment loss of $1.8 million on our Red Lion Hotel Seattle Airport leased property in the first quarter of 2020. See Note 5. Property and Equipment within Item 8. Financial Statements for additional detail.

Loss (Gain) on Asset Dispositions, net

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Loss (gain) on asset dispositions, net	$(7,892)	$6

Three months ended March 31, 2020 and 2019

We recognized a net gain on asset dispositions of $7.9 million from the disposal of two hotel properties during the first quarter of 2020, with no comparable activity in 2019.

Interest Expense

Interest expense decreased $0.4 million in the first quarter of 2020 compared to the first quarter of 2019. This decrease is primarily due to hotel sales and the related reduction in our average corporate and hotel-specific debt outstanding in 2020 as compared to 2019.

Loss on Early Retirement of Debt

In the first quarter of 2020, we recognized a Loss on early retirement of debt of $1.3 million related to the early payoff of our Line of Credit and a secured debt agreement at RLH DC Venture. These loans were paid off using proceeds from the sale of the Hotel RL Washington DC joint venture property and our leasehold interest in the Red Lion Anaheim.

Income Taxes

For the three months ended March 31, 2020, we reported an income tax benefit of $752,000 compared with income tax expense of $82,000 for the same period in 2019. The income tax benefit recognized for the three months ended March 31, 2020 is principally related to the provisions of the CARES Act. The income tax expense recognized for the three months ended March 31, 2019 varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 13 Income Taxes within Item 1. Financial Statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash flow from operations. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. We believe the ongoing effects of COVID-19 on our operations have had, and will continue to have, a material impact on our ability to generate cash from our operations and our financial results, and the impact may continue beyond the containment of the outbreak. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct given the dynamic nature of the situation.

Working capital, which represents current assets less current liabilities, was $34.6 million and $23.0 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we had cash and cash equivalents of $37.8 million and debt of $5.6 million. In order to preserve sufficient liquidity during these uncertain times, we implemented certain cost saving measures at the end of the first quarter of 2020, which included a reduction in force of approximately 40%, company-wide compensation reductions, consolidation of office space and a reduction in 2020 capital expenditures and key money commitments. Based upon our current liquidity position, and assumptions regarding the impact of COVID-19, including its duration, economic impact and impact on travel, we believe that we have sufficient liquidity to fund our operations at least through May 2021. However, given the uncertain nature of the COVID-19 pandemic on our operations, we cannot assure you that our assumptions used to estimate our liquidity requirements will be correct.

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

Sources and Uses of our Cash, Cash Equivalents, and Restricted Cash

The following table summarizes our net cash flows for operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(2,294)	$(2,032)
Net cash provided by (used in) investing activities	36,114	(1,569)
Net cash provided by (used in) financing activities	(27,753)	8,682

Operating Activities

Net cash used in operating activities totaled $2.3 million during the first three months of 2020 compared with $2.0 million during the same period in 2019. The primary driver of the change was an increase in cash flows from working capital accounts of $1.7 million, partially offset by an increase in net loss excluding Loss (gain) on asset dispositions, net, Asset impairment, and Provision for doubtful accounts of approximately $1.3 million.

Investing Activities

Net cash provided by investing activities totaled $36.1 million during the first three months of 2020 compared with cash used in investing activities of $1.6 million during the same period in 2019. Cash flows increased in the first quarter of 2020 primarily due to net proceeds from hotel sales of $36.9 million during the first three months of 2020.

Financing Activities

Net cash used in financing activities was $27.8 million during the first three months of 2020 compared with cash provided by financing activities of $8.7 million in the first three months of 2019. During the three months ended March 31, 2020, we paid off an outstanding loan for one company operated property along with the outstanding balance on our Line of Credit. During the three months ended March 31, 2019 we executed new mortgage loans for two company operated hotel properties. Some of the loan proceeds were distributed to joint venture partners.

Debt

As of March 31, 2020, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $5.6 million related to a single property mortgage on our RL Venture Olympia property.

In February 2020, we sold the Hotel RL Washington DC for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by CP Business Finance I, LP, RLH DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the RLH DC Venture loan agreement of $17.7 million, plus a prepayment penalty of $0.6 million.

Also in February of 2020, using the net proceeds from the sale of our leasehold interest in the Red Lion Anaheim, we repaid the outstanding Line of Credit balance of $10.0 million. Upon repayment of the outstanding balance, the Line of Credit was terminated and these funds are no longer available to us.

See Note 8 Debt and Line of Credit within Item 1. Financial Statements of this quarterly report on Form 10-Q, for further additional information about our debt obligations.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. We consider a critical accounting policy to be one that is both important to the portrayal of our financial condition and results of operations and requires management's most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Since the date of our annual report on Form 10-K for the fiscal year ended December 31, 2019, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.

New and Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent GAAP accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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

Along with many of its competitors, the Company has been named as a defendant in lawsuits filed in various state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised hotel facilities. As of April 30, 2020, the Company was involved (as a named defendant) in six separate sex trafficking lawsuits. The Company is in various stages of seeking dismissal on the basis that the Company did not own, operate or manage the hotels at issue, and intends to vigorously defend the lawsuits.

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

Item 1A.Risk Factors

We are subject to various risks, including those set forth below, and those discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLHC communications. You should carefully consider these risk factors, in addition to the other information in this quarterly report.

The COVID-19 outbreak, or an outbreak of a similar pandemic, epidemic or other public health emergency, is expected to have a significant impact on our financial condition and operations.

The current, and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having material negative impacts on all aspects of our business. We have been, and will continue to be, further negatively impacted by related developments, including heightened domestic and foreign governmental regulations and travel advisories, social distancing recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, stay-at-home orders and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, our financial results.

As primarily a franchise company in the hospitality industry, we are largely reliant on the financial success and cooperation of our franchisees. Our revenues and operating results are highly dependent upon the ability of our franchisees to generate revenue at their franchised properties, which generates revenue for us from royalty, marketing, and other fees. Due to the COVID-19 pandemic, some of our franchisees have had to close their hotels, and others are experiencing unprecedented declines in room revenues. Some of our franchisees may not be able to withstand the financial pressures on their operations, and may have to close their hotels, or may have their hotels repossessed by lenders holding a mortgage on their property. As a result, we have seen and will continue to see a reduction in our anticipated income, collections of outstanding receivables, and overall cash flows, which will have a negative impact on our financial condition and results of operations.

As our business is reliant on the financial success and cooperation of our franchisees, we have implemented policy changes to address the impact of the COVID-19 pandemic on their financial condition, including the implementation of a fee deferral program to certain of our franchisees in which billings related to fees for March through May of 2020 could be deferred for up to 12 months, temporary fee reductions for review responses, guest relations fees, and certain other fees, and a delay in implementation of capital intensive brand standards. While these changes are temporary, if the COVID-19 pandemic continues for longer than expected, or reappears in the fall or winter, we may be required to extend some of these fee deferral programs, resulting in additional reductions in income and cash flows and negatively impacting our financial condition.

In addition, the hotel business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual company operated hotel revenues, and franchise royalties that are based on a percentage of hotel revenue. Should the COVID-19 pandemic extend into the summer months, we could experience a larger adverse impact to our revenues and results of operations as a result of this seasonality.

We cannot predict when travel restrictions will be lifted. Moreover, even once travel advisories and restrictions are lifted, demand for hotel accommodations may remain weak for a significant length of time and we cannot predict if and when it will return to pre-outbreak demand. In particular, demand may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19.

We have never previously experienced a crisis of this nature or magnitude, and as a consequence, our ability to predict the impact on our future prospects is uncertain. In particular, we cannot predict the impact of the public’s concern regarding the health and safety of travel, and related decreases in demand for hotel accommodations on our financial performance and our cash flows.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. Current economic forecasts for significant increases in unemployment in the U.S. and other regions is likely to have a negative impact on demand for hotel accommodations once operations resume, and these impacts could exist for an extensive period of time.

The extent of the effects of the outbreak on our business and the hospitality industry at large is highly uncertain, and will ultimately depend on factors outside our control, including, but not limited to, the duration and severity of the outbreak, the length of time it takes for demand and pricing to return and normal economic and operating conditions to resume. To the extent COVID-19 adversely affects our business, operations, financial condition and operating results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A. Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2019.

Departures of senior executives or other key employees could adversely affect our business.

We have seen significant turnover among our senior executives over the past five years. Our Chief Executive Officer resigned in November 2019 after five years at the company, and we are currently operating with an interim CEO. The Board of Directors has suspended the Company’s search for a permanent Chief Executive Officer at this time. Our current Chief Financial Officer was promoted from Chief Accounting Officer April 1, 2020; our prior CFO was in place from January 2019 until March 2020, and her predecessor was hired in 2017 and announced his departure for personal reasons in October 2018. Our Executive Vice President, President of Global Development, left the Company effective November 7, 2019, and our Chief Marketing Officer departed the Company in May 2019.

Turnover of senior management can adversely impact our stock price, our results of operations, our relationships with our franchisees and may make recruiting for future management positions more difficult. The loss of institutional knowledge and expertise that results from the departure of experienced employees could impact our ability to timely and successfully implement our business plans and strategies, and have a material adverse effect on our business and operations. Changes in personnel could also adversely affect our internal controls over financial reporting, leading to deficiencies or the inability to timely provide reliable and accurate financial reports. Further, we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, we recorded employee separation and transition costs of $0.5 million, and $1.1 million in the first quarter of 2020 and in the year ended December 31, 2019, respectively, related to executive and management transition, which included severance payments and other incremental expenses. Additional losses of senior team members could have a material adverse impact on our financial condition or results of operations. We currently do not carry key person insurance on members of our senior management team.

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

Our recent organizational changes organizational changes and cost cutting measures may not be successful.

On April 2, 2020, our Board of Directors announced a series of organizational changes and cost cutting measures including changes to senior management, a reduction in force of approximately 40% of our corporate workforce, a reduction in capital expenditures and the closing of the Company’s Spokane office. These initiatives accelerated cost-cutting measures begun at the end of 2019, and were broadened and accelerated in light of the COVID-19 pandemic. We believe these changes are needed to streamline our organization and reallocate our resources to better align with our current strategic goals, and to respond to the challenges facing the Company as a result of the COVID-19 pandemic. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such the loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have a material adverse effect on our results of operations or financial condition. We may also discover that the reductions in force and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our annual report may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Index to Exhibits

Exhibit Number	Description

10.1	Employment offer letter of Nate Troup dated April 1, 2020

10.2	Employment offer letter of Paul Moerner dated April 1, 2020

10.3	Amendment dated April 1, 2020 to Nate Troup Employment offer letter

10.4	Amendment dated April 1, 2020 to Paul Moerner Employment offer letter

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ John J. Russell, Jr.	Interim President and Chief Executive Officer (Principal Executive Officer)	May 8, 2020
John J. Russell, Jr.

By:	/s/ Nathan M. Troup	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 8, 2020
Nathan M. Troup