Form 10-Q
period 2020-06-30
Red Lion Hotels CORP
filed 2020-08-06
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2020, there were 25,401,421 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($972 and $1,819 attributable to VIEs)	$33,702	$29,497
Restricted cash ($100 and $2,311 attributable to VIEs)	100	2,311
Accounts receivable ($398 and $1,033 attributable to VIEs), net of an allowance for doubtful accounts of $8,611 and $4,589, respectively	11,463	15,143
Notes receivable, net	286	5,709
Other current assets ($130 and $311 attributable to VIEs)	4,255	5,849
Total current assets	49,806	58,509
Property and equipment, net ($11,296 and $29,848 attributable to VIEs)	34,492	68,668
Operating lease right-of-use assets ($— and $10,810 attributable to VIEs)	5,337	48,283
Goodwill	18,595	18,595
Intangible assets, net	47,081	48,612
Other assets, net ($— and $703 attributable to VIEs)	2,635	3,851
Total assets	$157,946	$246,518

LIABILITIES
Current liabilities:
Accounts payable ($134 and $589 attributable to VIEs)	$4,093	$5,510
Accrued payroll and related benefits ($90 and $349 attributable to VIEs)	1,031	2,709
Other accrued liabilities ($182 and $455 attributable to VIEs)	4,900	5,469
Long-term debt, due within one year ($5,582 and $16,984 attributable to VIEs)	5,582	16,984
Operating lease liabilities, due within one year ($— and $966 attributable to VIEs)	1,520	4,809
Total current liabilities	17,126	35,481
Long-term debt, due after one year, net of debt issuance costs ($— and $5,576 attributable to VIEs)	—	5,576
Line of credit, due after one year	—	10,000
Operating lease liabilities, due after one year ($— and $11,938 attributable to VIEs)	5,059	46,592
Deferred income and other long-term liabilities ($— and $28 attributable to VIEs)	842	1,105
Deferred income taxes	823	743
Total liabilities	23,850	99,497

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 25,342,104 and 25,148,005 shares issued and outstanding	254	251
Additional paid-in capital, common stock	179,770	181,608
Accumulated deficit	(48,936)	(36,875)
Total RLH Corporation stockholders' equity	131,088	144,984
Noncontrolling interest	3,008	2,037
Total stockholders' equity	134,096	147,021
Total liabilities and stockholders’ equity	$157,946	$246,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenue:
Royalty	$3,584	$5,867	$7,941	$11,607
Marketing, reservations and reimbursables	4,473	7,603	10,278	14,332
Other franchise	701	1,214	1,475	1,756
Company operated hotels	1,471	14,236	7,800	27,206
Other	—	5	—	8
Total revenues	10,229	28,925	27,494	54,909
Operating expenses:
Selling, general, administrative and other expenses	4,770	6,660	21,035	14,051
Company operated hotels	2,139	12,532	8,817	24,077
Marketing, reservations and reimbursables	3,791	7,847	9,549	15,008
Depreciation and amortization	2,410	4,109	4,947	7,556
Asset impairment	—	—	1,760	—
Loss (gain) on asset dispositions, net	331	38	(7,561)	44
Transaction and integration costs	1,002	173	1,400	235
Total operating expenses	14,443	31,359	39,947	60,971
Operating loss	(4,214)	(2,434)	(12,453)	(6,062)
Other income (expense):
Interest expense	(49)	(1,109)	(555)	(1,991)
Loss on early retirement of debt	—	(164)	(1,309)	(164)
Other income, net	199	44	247	77
Total other income (expense)	150	(1,229)	(1,617)	(2,078)
Loss before taxes	(4,064)	(3,663)	(14,070)	(8,140)
Income tax expense (benefit)	148	108	(604)	190
Net loss	(4,212)	(3,771)	(13,466)	(8,330)
Net loss attributable to noncontrolling interest	250	774	1,405	1,060
Net loss and comprehensive loss attributable to RLH Corporation	$(3,962)	$(2,997)	$(12,061)	$(7,270)

Loss per share - basic	$(0.16)	$(0.12)	$(0.48)	$(0.29)
Loss per share - diluted	$(0.16)	$(0.12)	$(0.48)	$(0.29)

Weighted average shares - basic	25,335	24,856	25,267	24,730
Weighted average shares - diluted	25,335	24,856	25,267	24,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Noncontrolling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, December 31, 2018	24,570,158	$246	$182,018	$(17,846)	$164,418	$21,164	$185,582
Net income (loss)	—	—	—	(4,273)	(4,273)	(286)	(4,559)
Shared based payment activity	56,301	1	685	—	686	—	686
Distributions to noncontrolling interests	—	—	—	—	—	(7,431)	(7,431)
Balances, March 31, 2019	24,626,459	247	182,703	(22,119)	160,831	13,447	174,278
Net income (loss)	—	—	—	(2,997)	(2,997)	(774)	(3,771)
Shared based payment activity	449,453	4	(1,034)	—	(1,030)	—	(1,030)
Balances, June 30, 2019	25,075,912	251	181,669	(25,116)	156,804	12,673	169,477
Net income (loss)	—	—	—	(3,672)	(3,672)	(2,980)	(6,652)
Shared based payment activity	42,600	1	1,054	—	1,055	—	1,055
Balances, September 30, 2019	25,118,512	252	182,723	(28,788)	154,187	9,693	163,880
Net income (loss)	—	—	—	(8,087)	(8,087)	2,096	(5,991)
Shared based payment activity	29,493	(1)	(739)	—	(740)	—	(740)
Reclassification of noncontrolling interest	—	—	(376)	—	(376)	376	—
Distributions to noncontrolling interests	—	—	—	—	—	(10,128)	(10,128)
Balances, December 31, 2019	25,148,005	251	181,608	(36,875)	144,984	2,037	147,021
Net income (loss)	—	—	—	(8,099)	(8,099)	(1,155)	(9,254)
Shared based payment activity	60,978	2	336	—	338	—	338
Distributions to noncontrolling interests	—	—	(2,376)	—	(2,376)	2,376	—
Balances, March 31, 2020	25,208,983	253	179,568	(44,974)	134,847	3,258	138,105
Net income (loss)	—	—	—	(3,962)	(3,962)	(250)	(4,212)
Shared based payment activity	133,121	1	202	—	203	—	203
Balances, June 30, 2020	25,342,104	$254	$179,770	$(48,936)	$131,088	$3,008	$134,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Operating activities:
Net loss	$(13,466)	$(8,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,947	7,556
Noncash PIK interest and amortization of debt issuance costs	187	249
Amortization of key money and contract costs	514	459
Amortization of contract liabilities	(301)	(534)
Loss (gain) on asset dispositions, net	(7,561)	44
Noncash loss on early retirement of debt	750	67
Asset impairment	1,760	—
Deferred income taxes	80	98
Stock-based compensation expense	575	1,562
Provision for doubtful accounts	10,328	472
Change in operating assets and liabilities:
Accounts receivable	(1,085)	(820)
Key money disbursements	(329)	(535)
Other current assets	1,299	839
Accounts payable	(1,483)	2,827
Other accrued liabilities	(1,984)	(899)
Net cash provided by (used in) operating activities	(5,769)	3,055
Investing activities:
Capital expenditures	(1,374)	(2,843)
Net proceeds from disposition of property and equipment	36,896	—
Collection of notes receivable	—	242
Advances on notes receivable	—	(90)
Net cash provided by (used in) investing activities	35,522	(2,691)
Financing activities:
Borrowings on long-term debt, net of discounts	4,234	32,935
Repayment of long-term debt and finance leases	(21,958)	(20,283)
Repayment of line of credit borrowing	(10,000)	—
Debt issuance costs	—	(542)
Distributions to noncontrolling interest	—	(7,431)
Stock-based compensation awards canceled to settle employee tax withholding	(81)	(2,131)
Stock option and stock purchase plan issuances, net and other	46	105
Net cash provided by (used in) financing activities	(27,759)	2,653

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	1,994	3,017
Cash, cash equivalents and restricted cash at beginning of period	31,808	19,789
Cash, cash equivalents and restricted cash at end of period	$33,802	$22,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

Red Lion Hotels Corporation ("RLH Corporation," "RLHC," "we," "our," "us," or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, Knights Inn, and Country Hearth Inns & Suites.

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

In the opinion of management, these unaudited condensed consolidated financial statements contain all of the adjustments of a normal and recurring nature necessary to present fairly our Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Comprehensive Loss, the Condensed Consolidated Statements of Stockholders' Equity, and the Condensed Consolidated Statements of Cash Flows. The results of operations for the periods presented may not be indicative of that which may be expected for a full year or for any other fiscal period.

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

Selected financial information is provided below (in thousands):

Three Months Ended June 30, 2020	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$8,758	$1,471	$—	$10,229
Operating expenses:
Segment and other operating expenses	5,647	2,426	2,627	10,700
Depreciation and amortization	894	423	1,093	2,410
Loss (gain) on asset dispositions, net	—	111	220	331
Transaction and integration costs	—	21	981	1,002
Operating income (loss)	$2,217	$(1,510)	$(4,921)	$(4,214)

Three Months Ended June 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$14,684	$14,236	$5	$28,925
Operating expenses:
Segment and other operating expenses	10,084	12,863	4,092	27,039
Depreciation and amortization	1,110	1,917	1,082	4,109
Loss (gain) on asset dispositions, net	(1)	37	2	38
Transaction and integration costs	34	—	139	173
Operating income (loss)	$3,457	$(581)	$(5,310)	$(2,434)

Six Months Ended June 30, 2020	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$19,694	$7,800	$—	$27,494
Operating expenses:
Segment and other operating expenses	23,187	9,456	6,758	39,401
Depreciation and amortization	1,776	1,289	1,882	4,947
Asset impairment	—	1,760	—	1,760
Loss (gain) on asset dispositions, net	—	(7,781)	220	(7,561)
Transaction and integration costs	—	53	1,347	1,400
Operating income (loss)	$(5,269)	$3,023	$(10,207)	$(12,453)

Six Months Ended June 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$27,695	$27,206	$8	$54,909
Operating expenses:
Segment and other operating expenses	19,706	25,324	8,106	53,136
Depreciation and amortization	2,024	3,873	1,659	7,556
Loss (gain) on asset dispositions, net	(1)	43	2	44
Transaction and integration costs	96	—	139	235
Operating income (loss)	$5,870	$(2,034)	$(9,898)	$(6,062)

The following table presents identifiable assets for our reportable segments (in thousands):

	June 30, 2020	March 31, 2020	December 31, 2019
Franchised Hotels	$82,001	$82,199	$91,832
Company Operated Hotels	60,561	65,523	138,477
Other	15,384	16,786	16,209
Total	$157,946	$164,508	$246,518

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

There were no cash contributions or distributions by partners to any of the joint venture entities during the three and six months ended June 30, 2020 or 2019 except as otherwise described below.

RL Venture

For all periods presented, RLH Corporation owns 55% of RL Venture and our JV Partner owns 45%. In March 2019, secured loans with an aggregate principal of $16.6 million were entered into for two RL Venture properties, Hotel RL Salt Lake City and Hotel RL Olympia. Shortly thereafter the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. Accordingly, during the six months ended June 30, 2019, cash distributions totaled $16.5 million, of which RLH Corporation received $9.1 million.

In December 2019, the Hotel RL Salt Lake City was sold for an aggregate sales price of $33.0 million. Proceeds from the sale were used to repay in full the secured loan entered into in 2019 for the Hotel RL Salt Lake City property. As of June 30, 2020, RL Venture has one remaining property, the Hotel RL Olympia.

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

5. Property and Equipment

Property and equipment is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Buildings and equipment	$44,804	$101,619
Furniture and fixtures	6,551	12,407
Landscaping and land improvements	487	2,038
	51,842	116,064
Less accumulated depreciation	(26,218)	(57,491)
	25,624	58,573
Land	6,871	6,871
Construction in progress	1,997	3,224
Property and equipment, net	$34,492	$68,668

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The economic impact of the pandemic thus far has been extremely punitive to travel related businesses across the nation, significantly affecting the operating results of companies within the hospitality industry. In the first quarter of 2020, we considered the actual and anticipated economic impacts of the COVID-19 pandemic on our financial results to be an indicator that the carrying value of our long-lived assets might not be recoverable. Accordingly, we performed a test for recoverability using probability-weighted undiscounted cash flows on our long-lived assets as of March 31, 2020.

Only the Red Lion Hotel Seattle Airport, one of our company operated hotel properties under a lease through February 2024, did not recover the carrying value of the long-lived asset group in the test for recoverability, due to the short useful life and lack of terminal value. After calculating the fair value of the Red Lion Hotel Seattle Airport property long-lived asset group, we recognized an impairment loss of $1.8 million in the first quarter of 2020. The fair value was determined based on a discounted cash flow analysis, which is a Level 3 fair value measurement. The impairment loss was allocated to the assets within the long-lived asset group on a pro rata basis, with $1.5 million applied against the hotel building leasehold interest, included within Property and equipment, net and $0.3 million applied against the Operating lease right-of-use asset on the Condensed Consolidated Balance Sheets. There were no other impairments of our long-lived assets in the first or second quarter of 2020.

There were no hotels sold during the three months ended June 30, 2020. During the six months ended June 30, 2020, we sold the Hotel RL Washington DC joint venture hotel property, and our leasehold interest in the Red Lion Anaheim for a combined net gain of $7.9 million. There were no hotels sold during the three and six months ended June 30, 2019.

6.  Goodwill and Intangible Assets

Interim Impairment Assessment

In the first quarter of 2020, we considered the actual and anticipated economic impacts of the COVID-19 pandemic on our financial results to be an indicator that the fair value of our goodwill and indefinite-lived intangible assets might be less than their carrying amounts. Accordingly, we performed quantitative assessments to measure the fair values of these assets as of March 31, 2020. No impairments were identified based on the quantitative impairment calculations of our goodwill and other indefinite-lived intangible assets. No additional indicators of impairment were identified in the second quarter of 2020.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	June 30, 2020	December 31, 2019
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$32,532	$32,532
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	3,197	3,554
Customer contracts - finite lived, net	11,224	12,398
Total intangible assets, net	$47,081	$48,612

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	June 30, 2020	December 31, 2019
Customer contracts	$20,773	$20,773
Brand name - finite lived	5,395	5,395
Accumulated amortization	(11,747)	(10,216)
Net carrying amount	$14,421	$15,952

7.  Revenue from Contracts with Customers

Inner Circle

In July 2019, the parent entities for eight Inner Circle franchisees and the operating entities for two other Inner Circle franchisees all filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.
Of the $7.1 million in accounts receivable and notes receivable balances related to these franchisees, including unamortized key money converted to notes receivable upon termination of contracts, we recognized bad debt expense and an allowance of $0.8 million in 2019 and bad debt expense and an allowance for the remaining $6.3 million in the first quarter of 2020 when the reduction in fair value of collateral combined with timing of bankruptcy proceedings made it apparent the balances were highly unlikely to be recoverable. There has been no additional activity recorded by RLHC related to these franchisees since the first quarter and the related balances continue to be fully reserved, but we continue to monitor the ongoing bankruptcy proceedings for any potential changes.
Other Allowances
We recognized additional bad debt expense of $3.4 million in the first quarter of 2020, primarily related to large balances under legal dispute and aged balances from terminated agreements that were negatively impacted by the economic effects of the COVID-19 pandemic. In the second quarter of 2020 we recognized an additional $0.6 million of bad debt expense, primarily related to terminated franchise agreements.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Financial Statement Line Item(s)	June 30, 2020	December 31, 2019
Accounts receivable	Accounts receivable, net	$11,463	$15,143
Key money disbursed	Other current assets and Other assets, net	2,184	2,228
Capitalized contract costs	Other current assets and Other assets, net	742	941
Contract liabilities	Other accrued liabilities and Deferred income and other long-term liabilities	1,277	1,448

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2020	$2,228	$941	$1,448
Key money disbursed	329	—	—
Key money converted from accounts receivable	461	—	—
Key money converted to notes receivable	(639)	—	—
Costs incurred to acquire contracts	—	120	—
Cash received in advance	—	—	130
Revenue or expense recognized that was included in the January 1, 2020 balance	(161)	(302)	(294)
Revenue or expense recognized in the period for the period	(34)	(17)	(7)
Balance as of June 30, 2020	$2,184	$742	$1,277

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of June 30, 2020, including revenues related to application, initiation and other fees were as follows (in thousands):

Year Ending December 31,	Contra Revenue	Expense	Revenue
2020 (remainder)	$226	$120	$243
2021	380	200	380
2022	344	167	283
2023	304	123	178
2024	249	75	106
Thereafter	681	57	87
Total	$2,184	$742	$1,277
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

8.  Debt and Line of Credit

The current and noncurrent portions of our debt as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$—	$—	$10,000
RL Venture - Olympia	5,600	—	—	5,600
RLH DC Venture	—	—	17,648	—
Total debt	5,600	—	17,648	15,600
Unamortized debt issuance costs	(18)	—	(664)	(24)
Debt net of debt issuance costs	$5,582	$—	$16,984	$15,576

RL Venture - Olympia

In March 2019, RL Olympia, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $5.6 million. We incurred approximately $33,000 of debt discounts and debt issuance costs in connection with the issuance of the loan. The loan is fully secured by the Hotel RL Olympia property. The loan has a maturity date of March 18, 2021, and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower has the option to exercise two six-month extensions upon maturity of the loan, so long as the borrower is in compliance with covenants. There are no principal repayment requirements prior to the maturity date and the loan includes a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0.

Primarily due to the negative economic impact of the COVID-19 pandemic, the property failed to meet the minimum required financial covenants as of the semi-annual calculation of June 30, 2020. Due to the contractual cure period provisions the debt will not be called due prior to the maturity date in March 2021, however we will be unable to exercise the previously discussed extensions, and as such we have classified this debt as current in our Condensed Consolidated Balance Sheets as of June 30, 2020. We continue to pursue options to address the debt prior to maturity, such as the sale of property or alternative financing.

Line of Credit

In August 2018, we drew the full $10.0 million available to us on the Line of Credit under a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent. In the first quarter of 2020, we sold our leasehold interest in the Red Lion Anaheim for $21.5 million. Using proceeds from the sale, we repaid the outstanding Line of Credit balance of $10.0 million. This debt is no longer outstanding as of June 30, 2020 and as the credit agreement has been terminated we no longer have access to this Line of Credit. Due to the early extinguishment of this debt, we recognized a Loss on early retirement of debt of $0.2 million in the first quarter of 2020.

RLH DC Venture

In the first quarter of 2020, we sold the Hotel RL Washington DC for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by CP Business Finance I, LP, RLH DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the RLH DC Venture - CPBF loan agreement of $17.7 million. This debt is no longer outstanding as of June 30, 2020. Due to the early extinguishment of this debt, in the first quarter of 2020, we recognized a Loss on early retirement of debt of $1.1 million, including a prepayment penalty of $0.6 million.

Paycheck Protection Program ("PPP") Loan

On April 21, 2020, RLHC received $4.2 million in loan proceeds issued pursuant to the PPP of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). In accordance with the CARES Act, RLHC planned to use proceeds from the Loan primarily for payroll costs, rent, and utilities as we concluded we met the certification criteria under the initial requirements of the PPP. However, on April 24, 2020, the U.S. government published additional guidance regarding PPP eligibility. As a result of this new guidance, we determined it was no longer clear that we met the eligibility requirements and accordingly repaid the full amount of the loan in May.

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

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$5,337	$48,283

Operating lease liabilities, due within one year	$1,520	$4,809
Operating lease liabilities, due after one year	5,059	46,592
Total operating lease liabilities	$6,579	$51,401

Finance Leases	June 30, 2020	December 31, 2019
Property and equipment	$135	$298
Less accumulated depreciation	(111)	(168)
Property and equipment, net	$24	$130

Other accrued liabilities	$25	$74
Deferred income and other long-term liabilities	1	76
Total finance lease liabilities	$26	$150

In March of 2020, we entered into a sublease for a portion of our leased corporate office space in an effort to reduce our operating costs. Income from this sublease is presented net with the operating lease expense for the corporate office space within Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Loss.

The components of lease expense during the three and six months ended June 30, 2020 and 2019 are included in the following table (in thousands):

	Financial Statement Line Item(s)	Three Months Ended June 30, 2020	Three months ended June 30, 2019	Six Months Ended June 30, 2020	Six months ended June 30, 2019
Operating lease expense	Selling, general, administrative and other expenses, and Company operated hotels	$313	1,143	$1,129	$2,276
Short-term lease expense	Selling, general, administrative and other expenses, and Company operated hotels	202	158	300	405
Sublease income	Selling, general, administrative and other expenses	(71)	—	(89)	—

Finance lease expense
Amortization of finance right-of-use assets	Depreciation and amortization	6	34	14	69
Interest on lease liabilities	Interest expense	1	8	4	16
Total finance lease expense		7	42	18	85

Total lease expense		$451	$1,343	$1,358	$2,766

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash used in operating activities for operating leases	$1,226	$2,351
Cash used in operating activities for finance leases	4	16
Cash used in financing activities for finance leases	19	69

There were no new finance lease assets or associated liabilities during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we recognized ROU assets of $181,000 and associated operating lease liabilities of $202,000 upon commencement of leases for space in our Spokane office.

Information related to the weighted average remaining lease terms and discount rates for our leases as of June 30, 2020 and December 31, 2019 is included in the following table:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	6	69
Finance leases	1	3
Weighted average discount rate
Operating leases	5.8%	7.2%
Finance leases	5.7%	11.9%

The future maturities of lease liabilities at June 30, 2020, are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020 (remainder)	$764	$13
2021	1,522	14
2022	1,486	—
2023	1,449	—
2024	595	—
Thereafter	1,984	—
Total lease payments	7,800	27
Less: imputed interest	1,221	1
	$6,579	$26

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

See Item 1. Legal Proceedings within Part 2. Other Information for additional detail.

11. Stock Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan ("2015 Plan") authorizes the grant or issuance of various stock-based awards, including stock options, restricted stock units, and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015, and amended in 2017, and as amended provides for awards of 2.9 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of June 30, 2020, there were 1.2 million shares of common stock available for issuance pursuant to future awards under the 2015 Plan, as amended.

Stock based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and six months ended June 30, 2020 and 2019 stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	$137	$678	$375	$1,290
Unrestricted stock awards	57	130	169	259
Performance stock units	—	(196)	15	(49)
Stock options	—	21	—	43
Employee stock purchase plan	8	13	16	19
Total stock-based compensation	$202	$646	$575	$1,562

Restricted Stock Units

Restricted stock units granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the plans upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the six months ended June 30, 2020 and 2019 was approximately $0.2 million and $5.8 million, respectively. We expect to recognize an additional $1.3 million in compensation expense over the remaining weighted average vesting periods of 24 months.

A summary of restricted stock unit activity for the six months ended June 30, 2020, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
January 1, 2020	459,070	$9.03
Granted	235,251	$1.79
Vested	(120,720)	$8.50
Forfeited	(238,411)	$5.87
June 30, 2020	335,190	$6.39

Performance Stock Units, Shares Issued as Compensation

Performance stock units ("PSUs") are granted to certain of our executives under the 2015 Plan. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. No PSUs were granted during the three and six months ended June 30, 2020.

During the six months ended June 30, 2020, 25,796 PSUs vested at a weighted average grant date fair value of $6.45. The fair value of PSUs that vested during the six months ended June 30, 2020 was approximately $38,000. No PSUs vested during the six months ended June 30, 2019. There are no PSUs outstanding and no remaining compensation expense related to PSUs as of June 30, 2020.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested, and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of unrestricted stock granted	45,544	15,556	76,427	30,911
Weighted average grant date fair value per share	$1.27	$8.33	$2.22	$8.38

12. Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - basic and diluted:
Net loss	$(4,212)	$(3,771)	$(13,466)	$(8,330)
Net loss attributable to noncontrolling interest	250	774	1,405	1,060
Net loss attributable to RLH Corporation	$(3,962)	$(2,997)	$(12,061)	$(7,270)

Denominator:
Weighted average shares - basic	25,335	24,856	25,267	24,730
Weighted average shares - diluted	25,335	24,856	25,267	24,730

Loss per share - basic	$(0.16)	$(0.12)	$(0.48)	$(0.29)
Loss per share - diluted	$(0.16)	$(0.12)	$(0.48)	$(0.29)

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, and warrants to purchase common shares excluded from the dilutive earnings per share calculation as they were considered antidilutive for the three and six months ended June 30, 2020 and 2019. No options to purchase common shares, restricted stock units outstanding, performance stock units outstanding or warrants to purchase common shares were considered dilutive for the periods presented due to the net losses attributable to RLH Corporation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock Options(1)
Antidilutive awards outstanding	—	81,130	—	81,130
Total awards outstanding	—	81,130	—	81,130

Restricted Stock Units(2)
Antidilutive awards outstanding	335,190	773,727	335,190	773,727
Total awards outstanding	335,190	773,727	335,190	773,727

Performance Stock Units(3)
Antidilutive awards outstanding	—	314,684	—	314,684
Total awards outstanding	—	314,684	—	314,684

Warrants(4)
Antidilutive awards outstanding	—	442,533	—	442,533
Total awards outstanding	—	442,533	—	442,533
(1) All stock options for the three and six months ended June 30, 2020 and 2019 were anti-dilutive as a result of the net loss attributable to RLH Corporation for these periods, and as a result of the RLH Corporation weighted average share price during the reporting period.
(2) Restricted stock units were anti-dilutive for the three and six months ended June 30, 2020 and 2019 due to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income for the three and six months ended June 30, 2020, then 18,181 and 12,957 units, respectively, would have been dilutive. If we had reported net income for the three and six months ended June 30, 2019, then 138,683 and 156,398 units, respectively, would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets are met. PSUs were anti-dilutive for six months ended June 30, 2020 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the six months ended June 30, 2020, then 5,090 units would have been dilutive. Certain PSUs were anti-dilutive for the three and six months ended June 30, 2019 as their respective performance targets had not been achieved during those periods, in addition to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income and the performance targets had been met for the three and six months ended June 30, 2019 then 74,903 and 75,976 units, respectively, would have been dilutive.
(4) All warrants expired without being exercised in January 2020. All warrants for the three and six months ended June 30, 2019 were anti-dilutive due to the net loss attributable to RLH in each reporting period. If we had reported net income for the three and six months ended June 30, 2019, 52,818 and 72,408 warrants, respectively, would have been dilutive.

13. Income Taxes

We recognized income tax expense of $148,000 and $108,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019 we recognized income tax (benefit) expense of $(604,000) and $190,000, respectively. On March 27, 2020, President Trump signed into law the CARES Act, which generally allows for unlimited use of NOLS generated in 2019 and 2020 as well as a five year carryback provision and shortening the recovery period for qualified improvement property. The income tax benefit recognized for the six months ended June 30, 2020 is principally related to the provisions of the CARES Act.

The income tax expense recognized for the three months ended June 30, 2020 and the three and six months ended June 30, 2019 varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for GAAP purposes.

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

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$286	$286	$5,709	$5,709
Financial liabilities:
Debt	$5,600	$5,499	$33,248	$32,737
Total finance lease obligations	26	26	150	150

15. Related Party Transactions

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to HEI Hotels and Resorts. During the three months ended June 30, 2020 and 2019, we paid $125,000 and $312,000, respectively, in management fees to HEI Hotels and Resorts for management of these properties. During the six months ended June 30, 2020 and 2019, we paid $322,000 and $540,000, respectively, in management fees to HEI Hotels and Resorts for management of these properties.

Additionally, as of June 30, 2020, four hotels managed by HEI Hotels and Resorts purchase services from our all-in-one cloud-based hospitality management suite, Canvas Integrated Systems. During the three months ended June 30, 2020 and 2019, we sold $174,000 and $181,000, respectively, in services to these hotels. During the six months ended June 30, 2020 and 2019, we sold $397,000 and $326,000, respectively, in services to these hotels. Amounts owed to RLHC by HEI Hotels and Resorts as of June 30, 2020 and December 31, 2019 were $77,000 and $52,000, respectively.

On May 31, 2019 we executed a mortgage loan with a principal and accrued exit fee of $17.4 million with CP Business Finance I, LP, an affiliate of Columbia Pacific Opportunity Fund, LP, who currently holds 500,000 shares of RLH common stock. Additionally, Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP. This debt is no longer outstanding.

16. Dispositions

In the first quarter of 2020, we continued the execution of a hotel asset sales initiative consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company, and disposed of two hotels from our company operated hotels segment. These dispositions resulted in a combined net gain of $7.9 million

The following summarizes the result of operations for the two properties sold during the first quarter of 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pre-tax income (loss)	$19	$(355)	$6,107	$(476)
Net (income) loss attributable to noncontrolling interest	18	128	1,152	368
Net income (loss) attributable to RLHC	$37	$(227)	$7,259	$(108)

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

We have undertaken a series of organizational changes and cost cutting measures including changes to senior management, a reduction in force and the consolidation of office space to mitigate the impact of the COVID-19 pandemic on our operating results. As our business is reliant in part on the financial success and cooperation of our franchisees, we have also implemented policy changes to address the impact of the pandemic on their financial condition, including the implementation of a fee deferral program to certain of our franchisees in which billings related to fees for March through May of 2020 could be deferred for up to 12 months, temporary fee reductions for review responses, guest relations fees, and certain other fees, and a delay in implementation of capital intensive brand standards. These changes are expected to reduce cash flow, as our franchisees defer paying royalty fees to future periods and take advantage of temporary fee reductions.

The impact of the pandemic is ongoing, and the extent to which the COVID-19 pandemic further impacts our business, operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including the length of travel restrictions and the continuation or extension of government-mandated stay-at-home orders, the duration and spread of the virus, and the extent to which people are willing to resume travel and hotel stays, as well as the financial condition and recovery of our franchisees. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows for the foreseeable future. However, we expect it will have a material, adverse impact on future revenue growth as well as overall profitability.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged in the franchising and ownership of hotels under the following proprietary brands: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse, Americas Best Value Inn ("ABVI"), Canadas Best Value Inn ("CBVI"), Signature and Signature Inn, Knights Inn, and Country Hearth Inn & Suites ("Country Hearth").

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

A summary of our open franchise and company operated hotels from January 1, 2020 through June 30, 2020, including the approximate number of available rooms, is provided below:

	Midscale Brand		Economy Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2020	96	13,500	966	54,200	1,062	67,700
Newly opened	1	100	12	700	13	800
Change in brand	1	100	(1)	(100)	—	—
Terminated properties	(10)	(1,900)	(80)	(4,500)	(90)	(6,400)
Ending quantity, June 30, 2020	88	11,800	897	50,300	985	62,100

A summary of activity relating to our open midscale franchise and company operated hotels by brand from January 1, 2020 through June 30, 2020 is provided below:

Midscale Brand Hotels	Hotel RL	Red Lion Hotels	Red Lion Inn and Suites	Signature	Other	Total
Beginning quantity, January 1, 2020	9	39	40	4	4	96
Newly opened	—	—	1	—	—	1
Change in brand	—	—	1	—	—	1
Terminated properties	(1)	(5)	(2)	—	(2)	(10)
Ending quantity, June 30, 2020	8	34	40	4	2	88

Ending rooms, June 30, 2020	1,400	6,700	3,200	300	200	11,800

A summary of activity relating to our open economy franchise hotels by brand from January 1, 2020 through June 30, 2020 is provided below:

Economy Brand Hotels	ABVI and CBVI	Knights Inn	Country Hearth	Guest House	Other	Total
Beginning quantity, January 1, 2020	657	232	47	19	11	966
Newly opened	8	4	—	—	—	12
Change in brand	—	—	—	(1)	—	(1)
Terminated properties	(49)	(23)	(4)	(2)	(2)	(80)
Ending quantity, June 30, 2020	616	213	43	16	9	897

Ending rooms, June 30, 2020	32,800	13,000	2,100	1,200	1,200	50,300

A summary of our executed franchise agreements for the six months ended June 30, 2020 is provided below:

	Midscale Brand	Economy Brand	Total
Executed franchise license agreements, six months ended June 30, 2020:
New locations	3	16	19
New contracts for existing locations	4	69	73
Total executed franchise license agreements, six months ended June 30, 2020	7	85	92

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

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Loss is provided below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$10,229	$28,925	$27,494	$54,909
Total operating expenses	14,443	31,359	39,947	60,971
Operating loss	(4,214)	(2,434)	(12,453)	(6,062)
Other income (expense):
Interest expense	(49)	(1,109)	(555)	(1,991)
Loss on early retirement of debt	—	(164)	(1,309)	(164)
Other income, net	199	44	247	77
Loss before taxes	(4,064)	(3,663)	(14,070)	(8,140)
Income tax expense (benefit)	148	108	(604)	190
Net loss	(4,212)	(3,771)	(13,466)	(8,330)
Net loss attributable to noncontrolling interest	250	774	1,405	1,060
Net loss and comprehensive loss attributable to RLH Corporation	$(3,962)	$(2,997)	$(12,061)	$(7,270)

Non-GAAP Financial Measures (1)
EBITDA	$(1,605)	$1,555	$(8,568)	$1,407
Adjusted EBITDA	$260	$3,726	$(10,055)	$4,725
(1) The definitions of "EBITDA," and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended June 30, 2020, we reported a net loss of $4.2 million, which included $0.2 million of stock based compensation, $1.0 million of transaction and integration costs relating primarily to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company, $0.3 million of employee separation costs, a $0.3 million loss on asset disposition, $0.6 million of bad debt expense primarily related to terminated agreements, and $0.1 million of expense related to a non-income tax assessment.

For the three months ended June 30, 2019, we reported a net loss of $3.8 million, which included $1.0 million related to a legal settlement, $0.6 million of stock based compensation, a $0.2 million loss on early retirement of debt resulting from the replacement of a mortgage loan at RLS DC Venture, $0.2 million of transaction and integration costs, and $0.2 million of expense related to a non-income tax assessment.

For the six months ended June 30, 2020, we reported a net loss of $13.5 million, which included $10.3 million of bad debt expense related to reserves recognized for accounts receivable, key money, and notes receivable for certain Inner Circle franchisees and other customer balances determined to be uncollectible during the six months ended June 30, 2020, $0.6 million of stock based compensation, a $1.8 million asset impairment on our Red Lion Hotel Seattle Airport as a result of the negative impact of the COVID-19 pandemic on the operating results of that hotel, $1.4 million of transaction and integration costs relating primarily to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company, a $1.3 million loss on early retirement of debt, $0.8 million of employee separation costs, and $0.2 million of expense related to a non-income tax assessment, partially offset by $7.6 million in gains primarily from the disposal of two hotel properties.

For the six months ended June 30, 2019, we reported a net loss of $8.3 million, which included $1.6 million of stock based compensation, $1.0 million related to a legal settlement, $0.3 million of expense related to a non-income tax assessment, a $0.2 million loss on early retirement of debt resulting from the replacement of a mortgage loan at RLS DC Venture, and $0.2 million of transaction and integration costs.

For the three months ended June 30, 2020, Adjusted EBITDA was $0.3 million compared with $3.7 million in 2019. This decrease was primarily due to the negative impact of COVID-19 on our operating results.

For the six months ended June 30, 2020, Adjusted EBITDA was $(10.1) million compared with $4.7 million in 2019. This decrease was primarily due to $10.3 million of bad debt expense recognized to establish reserves for certain Inner Circle franchisees in bankruptcy and other customer balances determined to be uncollectible during the six months ended June 30, 2020, along with the negative impact of COVID-19 on our operating results.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net loss for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(4,212)	$(3,771)	$(13,466)	$(8,330)
Depreciation and amortization	2,410	4,109	4,947	7,556
Interest expense	49	1,109	555	1,991
Income tax expense (benefit)	148	108	(604)	190
EBITDA	(1,605)	1,555	(8,568)	1,407
Stock-based compensation (1)	202	646	575	1,562
Asset impairment (2)	—	—	1,760	—
Transaction and integration costs (3)	1,002	173	1,400	235
Employee separation and transition costs (4)	268	35	796	35
Loss on early retirement of debt (5)	—	164	1,309	164
Loss (gain) on asset dispositions (6)	331	38	(7,561)	44
Legal settlement expense (7)	—	952	—	952
Non-income tax expense assessment (8)	62	163	234	326
Adjusted EBITDA	260	3,726	(10,055)	4,725
Adjusted EBITDA attributable to noncontrolling interests	122	(458)	44	(1,005)
Adjusted EBITDA attributable to RLH Corporation	$382	$3,268	$(10,011)	$3,720

(1) Costs represent total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Loss.

(2) In the first quarter of 2020, we recognized an impairment on our Red Lion Hotel Seattle Airport leased property.
(3) Transaction and integration costs incurred in 2020 relate primarily to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company.

(4) The costs recognized in 2020 relate to severance payments due to our Chief Financial Officer upon her departure in March 2020, along with two reductions in force that were implemented in the first six months of 2020. The costs recognized in 2019 relate to a reduction in force that was implemented in the second quarter of 2019. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Loss.

(5) The Loss on early retirement of debt recognized in 2020 relates to unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a secured debt agreement at RL Venture - Olympia and the outstanding balance on our Line of Credit. The loss recognized in 2019 relates to unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a mortgage loan at RLS DC Venture, which was replaced through a new mortgage loan with a different lender.

(6) The gain primarily relates to the sale of two properties during the first quarter of 2020. There was no comparable activity during the six months ended June 30, 2019.
(7) Legal settlement expense relates to a settlement agreement with former hotel workers regarding a wage dispute in California. This expense is included in Company operated hotels expense on the Condensed Consolidated Statements of Comprehensive Loss.

(8) Costs relate to estimated non-income taxes we have concluded we are probable of being assessed. We accrued these estimated taxes in Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Loss.

Franchise and Marketing, Reservations and Reimbursables Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Royalty	$3,584	$5,867	$7,941	$11,607
Marketing, reservations and reimbursables	4,473	7,603	10,278	14,332
Other franchise	701	1,214	1,475	1,756

Royalty revenue decreased $2.3 million or 39% and $3.7 million or 32%, and revenues from Marketing, reservations, and reimbursables revenue decreased by $3.1 million or 41% and $4.1 million or 28%, during the three and six months ended June

30, 2020 compared to the three and six months ended June 30, 2019, respectively. These decreases were primarily due to terminated franchise agreements in 2019 and the first half of 2020, along with the negative impact of COVID-19 on our midscale brand hotels who typically pay royalties and marketing fees as a percentage of gross rooms revenue.

Other franchise revenues decreased $0.5 million or 42% and $0.3 million or 16% for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, respectively, primarily due to the impact of terminated agreements, along with temporary fee reductions provided to our franchisees in response to COVID-19.

Company Operated Hotels Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Company operated hotels revenues	$1,471	$14,236	$7,800	$27,206

Three months ended June 30, 2020 and 2019

During the three months ended June 30, 2020, revenue from our Company operated hotels segment decreased $12.8 million or 90% compared with the same period in 2019. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020. There were no hotel properties sold during the three months ended June 30, 2020.

Revenues for the four company operated hotels held during the entirety of both periods decreased by $4.2 million, to $1.5 million in the second quarter of 2020 compared to $5.7 million in the second quarter of 2019. This decrease was primarily due to the negative impact of the COVID-19 pandemic on hotel occupancy.

Six months ended June 30, 2020 and 2019

During the six months ended June 30, 2020, revenue from our Company operated hotels segment decreased $19.4 million or 71% compared with the same period in 2019. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Revenues for the four company operated hotels held during the entirety of both periods decreased by $5.2 million, to $5.4 million for the six months ended June 30, 2020, compared to $10.6 million for the six months ended June 30, 2019. This decrease was primarily due to the negative impact of the COVID-19 pandemic on hotel occupancy.

Operating Expenses

Selling, General, Administrative and Other Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Franchise development and operations, including labor	$1,196	$2,356	$3,132	$4,361
General and administrative labor and labor-related costs	1,238	1,624	3,221	3,501
Stock-based compensation	90	288	250	762
Non-income tax expense assessment	62	163	234	326
Bad debt expense	597	246	10,317	457
Legal fees	438	433	966	1,021
Professional fees and outside services	158	216	726	633
Facility lease	204	196	417	474
Information technology costs	231	218	432	435
Other	556	920	1,340	2,081
Total Selling, general, administrative and other expenses	$4,770	$6,660	$21,035	$14,051

Three months ended June 30, 2020 and 2019

Selling, general, administrative and other expenses decreased by $1.9 million or 28% for the three months ended June 30, 2020 compared with three months ended June 30, 2019.

Franchise development and operations, including labor, General and administrative labor and labor-related costs, and Stock-based compensation decreased primarily as a result of the significant reduction in force implemented at the beginning of the second quarter of 2020 and executive terminations in the fourth quarter of 2019, partially offset by severance costs paid to employees.

Bad debt expense increased primarily as a result of terminated franchise agreements reducing the likelihood of collection of outstanding amounts.

Other expenses decreased primarily due to various efficiencies and cost cutting initiatives implemented by management.

Six months ended June 30, 2020 and 2019

Selling, general, administrative and other expenses increased by $7.0 million or 50% for the six months ended June 30, 2020 compared with six months ended June 30, 2019.

Franchise development and operations, including labor, General and administrative labor and labor-related costs, and Stock-based compensation decreased primarily as a result of the significant reduction in force implemented at the beginning of the second quarter of 2020 and executive terminations in the fourth quarter of 2019, partially offset by severance costs paid to employees.

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

Other expenses decreased primarily due to various efficiencies and cost cutting initiatives implemented by management.

Company Operated Hotels Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Company operated hotels expenses	$2,139	$12,532	$8,817	$24,077

Three months ended June 30, 2020 and 2019

Company operated hotels expenses decreased by $10.4 million or 83%. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Operating expenses for the four company operated hotels held during the entirety of both periods decreased by $2.7 million, to $2.2 million in the second quarter of 2020 compared to $4.9 million in the second quarter of 2019, primarily due to the impact of COVID-19 on hotel operations and other cost cutting initiatives implemented by management.

Six months ended June 30, 2020 and 2019

Company operated hotels expenses decreased by $15.3 million or 63%. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Operating expenses for the four company operated hotels held during the entirety of both periods decreased by $3.5 million, to $6.4 million for the six months ended June 30, 2020 compared to $9.9 million for the six months ended June 30, 2019, primarily due to the impact of COVID-19 on hotel operations and other cost cutting initiatives implemented by management.

Marketing, Reservations and Reimbursables Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Marketing, reservations and reimbursables expenses	$3,791	$7,847	$9,549	$15,008

Marketing, reservations and reimbursables expenses decreased by $4.1 million or 52% and $5.5 million or 36% during the three and six months ended June 30, 2020, respectively. This decrease was primarily driven by a decrease in reservation volume due to the impact of COVID-19 and is consistent with the decrease in Marketing, reservations and reimbursables revenues.

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Depreciation and amortization	$2,410	$4,109	$4,947	$7,556

Depreciation and amortization expense decreased $1.7 million or 41% and $2.6 million or 35% for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. These decreases were driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020. This decrease was partially offset by additional depreciation recognized from other fixed assets placed in service during the remainder of 2019 and the first half of 2020.

Asset Impairment

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Asset impairment	$—	$—	$1,760	$—

We recognized an impairment loss of $1.8 million on our Red Lion Hotel Seattle Airport leased property during the first quarter of 2020. See Note 5. Property and Equipment within Item 8. Financial Statements for additional detail.

Loss (Gain) on Asset Dispositions, net

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Loss (gain) on asset dispositions, net	$331	$38	$(7,561)	$44

We recognized a net gain on asset dispositions of $7.6 million for the six months ended June 30, 2020, primarily from the disposal of two hotel properties during the first quarter of 2020. There was no comparable activity during the six months ended June 30, 2019.

Transaction and Integration Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Transaction and integration costs	$1,002	$173	$1,400	$235

Transaction and integration costs incurred during the current year primarily relate to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company.

Interest Expense

Interest expense decreased $1.1 million in the second quarter of 2020 compared to the second quarter of 2019 and $1.4 million during the six months ended June 30, 2020 compared with the same period in 2019. This decrease is primarily due to hotel sales and the related reduction in our average corporate and hotel-specific debt outstanding in 2020 as compared to 2019.

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

Income Taxes

For the three and six months ended June 30, 2020, we reported income tax expense (benefit) of $148,000 and $(604,000) compared with income tax expense of $108,000 and $190,000 for the same periods in 2019. The income tax benefit recognized for the six months ended June 30, 2020 is principally related to the provisions of the CARES Act. The income tax expense recognized for the three months ended June 30, 2020 and the three and six months ended June 30, 2019 varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 13. Income Taxes within Item 1. Financial Statements.

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

Working capital, which represents current assets less current liabilities, was $32.7 million and $23.0 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we had cash and cash equivalents of $33.7 million and debt of $5.6 million. In order to preserve sufficient liquidity during these uncertain times, we implemented certain cost saving measures at the end of the first quarter of 2020, which included a reduction in force of approximately 40%, company-wide compensation reductions, consolidation of office space and a reduction in 2020 capital expenditures and key money commitments. Based upon our current liquidity position, and assumptions regarding the impact of COVID-19, including its duration, economic impact and impact on travel, we believe that we have sufficient liquidity to fund our operations at least through August 2021. However, given the uncertain nature of the COVID-19 pandemic on our operations, we cannot assure you that our assumptions used to estimate our liquidity requirements will be correct.

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

Sources and Uses of our Cash, Cash Equivalents, and Restricted Cash

The following table summarizes our net cash flows for operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(5,769)	$3,055
Net cash provided by (used in) investing activities	35,522	(2,691)
Net cash provided by (used in) financing activities	(27,759)	2,653

Operating Activities

Net cash used in operating activities totaled $5.8 million during the first six months of 2020 compared with cash provided by operating activities of $3.1 million during the same period in 2019. The primary driver of the change in cash flows was a decrease in cash flows from working capital accounts of approximately $5.0 million. Additionally, there was an increase in net loss excluding Loss (gain) on asset dispositions, net, Asset impairment, and Provision for doubtful accounts of approximately $1.1 million to $8.9 million for the six months ended June 30, 2020 compared to $7.8 million for the six months ended June 30, 2019.

Investing Activities

Net cash provided by investing activities totaled $35.5 million during the first six months of 2020 compared with cash used in investing activities of $2.7 million during the same period in 2019. Cash flows increased for the six months ended June 30, 2020 primarily due to net proceeds from hotel sales of $36.9 million during the first quarter of 2020. Additionally, cash spent for capital expenditures was reduced by $1.5 million during the six months ended June 30, 2020 compared with the same period in 2019.

Financing Activities

Net cash used in financing activities was $27.8 million during the first six months of 2020 compared with cash provided by financing activities of $2.7 million in the first six months of 2019. During the six months ended June 30, 2020 we paid off an outstanding loan for one company operated property along with the outstanding balance on our Line of Credit. Additionally, we borrowed and repaid approximately $4.2 million under the PPP loan program in the second quarter of 2020. During the six months ended June 30, 2019, we executed new mortgage loans for three company operated hotel properties while paying off one. Some of the loan proceeds were distributed to joint venture partners and used to pay down a portion of the outstanding principal on our Senior Secured Term Loan.

Debt

As of June 30, 2020, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $5.6 million. This outstanding debt is secured by the Hotel RL Olympia and the debt agreement includes financial covenants that the hotel property is required to meet. Primarily due to the negative economic impact of the COVID-19 pandemic, the property failed to meet the minimum required financial covenants as of the semi-annual calculation of June 30, 2020. Due to the contractual cure period provisions the debt will not be called due prior to the maturity date in March 2021. We continue to pursue options to address the debt prior to maturity, such as the sale of property or alternative financing.

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

See Note 8. Debt and Line of Credit within Item 1. Financial Statements of this quarterly report on Form 10-Q, for further additional information about our debt obligations.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

New and Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies within Item 1. Financial Statements of this quarterly report on Form 10-Q for information on new and recent GAAP accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

On September 26, 2018, Radisson Hotels International, Inc. filed a complaint against RLH Corporation and our subsidiary Red Lion Hotels Franchising, Inc. in the United States District Court for the Eastern District of Washington. The complaint alleges tortious interference with agreements between Radisson and several franchisees controlled by Inner Circle Investments and seeks damages in an undetermined amount. Court mandated mediation has been scheduled for August 26, 2020. RLH Corporation believes this complaint is without merit and we intend to defend it vigorously.

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

Along with many of its competitors, the Company has been named as a defendant in lawsuits filed in various state and federal courts, alleging statutory and common law claims related to purported incidents of human trafficking at certain franchised hotel facilities. As of July 31, 2020, the Company was involved (as a named defendant) in three separate human trafficking lawsuits. The Company is in various stages of seeking dismissal on the basis that the Company did not own, operate or manage the hotels at issue, and intends to vigorously defend the lawsuits.

As a result of downsizing (both prior to COVID-19 and as a result of COVID-19), the Company eliminated a number of positions and laid off a number of employees in the fourth quarter of 2019 and the first two quarters of 2020 A small number of former employees have disputed the basis for their layoffs. On May 7, 2020, a former employee whose position with RLH had been eliminated in September 2019, filed a complaint in the US. District Court for the District of Colorado against the Company alleging gender discrimination, a hostile work environment, retaliation, and disparate treatment. The Company believes that the plaintiff’s claims are without merit and is vigorously defending them. In November 2019, a former employee’s position with RLHC was eliminated, following which the employee submitted a claim with the U.S. Equal Employment

Opportunity Commission alleging gender discrimination and retaliation. The Company has filed its position statement, denying the claims, which the Company believes to be without merit. On June 15, 2020, the Company was advised that on May 20, 2020, a former employee whose position with the Company had been eliminated as of April 17, 2020, had filed a charge of age discrimination with the EEOC and the Colorado Civil Rights Division of the Colorado Department of Regulatory Agencies. The Company has filed its position statement, denying the claims, which the Company believes to be without merit.

At any given time, we are subject to additional claims and actions incidental to the operation of our business. While the outcome of these proceedings cannot be predicted, it is the opinion of management that none of such proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations. See Note 10. Commitments and Contingencies within Item 1. Financial Statements.

Item 1A.Risk Factors

We are subject to various risks, including those set forth below, and those discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLHC communications. You should carefully consider these risk factors, in addition to the other information in this quarterly report.

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

In addition, the hotel business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual company operated hotel revenues, and franchise royalties that are based on a percentage of hotel revenue. Should the COVID-19 pandemic continue through the summer months, we could experience a larger adverse impact to our revenues and results of operations as a result of this seasonality.

We cannot predict when travel restrictions will be lifted and there is a risk that additional travel restrictions will be implemented in certain areas. Moreover, even once travel advisories and restrictions are lifted, demand for hotel accommodations may remain weak for a significant length of time and we cannot predict if and when it will return to pre-outbreak demand. In particular, demand may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels and loss of personal wealth resulting from the impact of COVID-19.

We have never previously experienced a crisis of this nature or magnitude, and as a consequence, our ability to predict the impact on our future prospects is uncertain. In particular, we cannot predict the impact of the public’s concern regarding the health and safety of travel, and related decreases in demand for hotel accommodations on our financial performance and our cash flows.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further adverse impact on our financial condition and operations. The significant level of unemployment in the U.S. and other regions is likely to have a negative impact on demand for hotel accommodations once operations resume, and these impacts could exist for an extensive period of time.

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

We have seen significant turnover among our senior executives over the past five years. Our current CEO accepted a permanent role in June 2020 after operating as an interim CEO since December 2019. His predecessor resigned in November 2019 after five years at the Company. Our current Chief Financial Officer was hired in June 2020, while his predecessor was promoted from Chief Accounting Officer April 1, 2020 and departed in May 2020. Our prior CFO was in place from January 2019 until March 2020, and her predecessor was hired in 2017 and announced his departure for personal reasons in October 2018. Our Executive Vice President, General Counsel, left the Company in June 2020, our Executive Vice President, President of Global Development, left the Company in November 2019, and our Chief Marketing Officer departed the Company in May 2019.

Turnover of senior management can adversely impact our stock price, our results of operations, our relationships with our franchisees and may make recruiting for future management positions more difficult. The loss of institutional knowledge and expertise that results from the departure of experienced employees could impact our ability to timely and successfully implement our business plans and strategies, and have a material adverse effect on our business and operations. Changes in personnel could also adversely affect our internal controls over financial reporting, leading to deficiencies or the inability to timely provide reliable and accurate financial reports. Further, we may incur significant expenses related to any executive transition costs that may impact our operating results. For example, we recorded employee separation and transition costs of $0.8 million, and $1.1 million in the first six months of 2020 and in the year ended December 31, 2019, respectively, related to executive and management transition, which included severance payments and other incremental expenses. Additional losses of senior team members could have a material adverse impact on our financial condition or results of operations. We currently do not carry key person insurance on members of our senior management team.

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

Our recent organizational changes and cost cutting measures may not be successful.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Index to Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employment Offer Letter of John J. Russell, Jr. dated June 8, 2020

10.2	Employment Offer Letter of Gary Kohn dated May 29, 2020

10.3	Amendment dated April 1, 2020 to Harry Sladich Employment Offer Letter

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ John J. Russell, Jr.	President and Chief Executive Officer (Principal Executive Officer)	August 6, 2020
John J. Russell, Jr.

By:	/s/ Gary Kohn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 6, 2020
Gary Kohn