Form 10-Q
period 2020-09-30
Red Lion Hotels CORP
filed 2020-11-05
CIK 1052595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2020, there were 25,464,735 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents ($1,190 and $1,819 attributable to VIEs)	$33,974	$29,497
Restricted cash ($100 and $2,311 attributable to VIEs)	100	2,311
Accounts receivable ($184 and $1,033 attributable to VIEs), net of an allowance for doubtful accounts of $9,023 and $4,589, respectively	10,772	15,143
Notes receivable, net	424	5,709
Other current assets ($181 and $311 attributable to VIEs)	4,258	5,849
Total current assets	49,528	58,509
Property and equipment, net ($11,079 and $29,848 attributable to VIEs)	32,422	68,668
Operating lease right-of-use assets ($— and $10,810 attributable to VIEs)	5,000	48,283
Goodwill	18,595	18,595
Intangible assets, net	46,319	48,612
Other assets, net ($— and $703 attributable to VIEs)	2,762	3,851
Total assets	$154,626	$246,518

LIABILITIES
Current liabilities:
Accounts payable ($186 and $589 attributable to VIEs)	$3,632	$5,510
Accrued payroll and related benefits ($91 and $349 attributable to VIEs)	1,103	2,709
Other accrued liabilities ($223 and $455 attributable to VIEs)	5,309	5,469
Long-term debt, due within one year ($5,588 and $16,984 attributable to VIEs)	5,588	16,984
Operating lease liabilities, due within one year ($— and $966 attributable to VIEs)	1,521	4,809
Total current liabilities	17,153	35,481
Long-term debt, due after one year, net of debt issuance costs ($— and $5,576 attributable to VIEs)	—	5,576
Line of credit, due after one year	—	10,000
Operating lease liabilities, due after one year ($— and $11,938 attributable to VIEs)	4,770	46,592
Deferred income and other long-term liabilities ($— and $28 attributable to VIEs)	762	1,105
Deferred income taxes	830	743
Total liabilities	23,515	99,497

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
RLH Corporation stockholders' equity:
Preferred stock - 5,000,000 shares authorized; $0.01 par value; no shares issued or outstanding	—	—
Common stock - 50,000,000 shares authorized; $0.01 par value; 25,402,241 and 25,148,005 shares issued and outstanding	255	251
Additional paid-in capital, common stock	180,069	181,608
Accumulated deficit	(52,073)	(36,875)
Total RLH Corporation stockholders' equity	128,251	144,984
Noncontrolling interest	2,860	2,037
Total stockholders' equity	131,111	147,021
Total liabilities and stockholders’ equity	$154,626	$246,518
The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenue:
Royalty	$4,058	$5,909	$11,999	$17,516
Marketing, reservations and reimbursables	5,271	8,300	15,549	22,632
Other franchise	692	2,016	2,167	3,772
Company operated hotels	3,262	16,633	11,062	43,839
Other	—	5	—	13
Total revenues	13,283	32,863	40,777	87,772
Operating expenses:
Selling, general, administrative and other expenses	4,748	8,401	25,783	22,452
Company operated hotels	2,961	12,673	11,778	36,750
Marketing, reservations and reimbursables	4,594	7,080	14,143	22,088
Depreciation and amortization	2,509	3,636	7,456	11,192
Asset impairment	729	5,382	2,489	5,382
Loss (gain) on asset dispositions, net	107	1	(7,454)	45
Transaction and integration costs	860	201	2,260	436
Total operating expenses	16,508	37,374	56,455	98,345
Operating loss	(3,225)	(4,511)	(15,678)	(10,573)
Other income (expense):
Interest expense	(44)	(1,699)	(599)	(3,690)
Loss on early retirement of debt	—	—	(1,309)	(164)
Other income, net	2	44	249	121
Total other income (expense)	(42)	(1,655)	(1,659)	(3,733)
Loss before taxes	(3,267)	(6,166)	(17,337)	(14,306)
Income tax expense (benefit)	18	486	(586)	676
Net loss	(3,285)	(6,652)	(16,751)	(14,982)
Net loss attributable to noncontrolling interest	148	2,980	1,553	4,040
Net loss and comprehensive loss attributable to RLH Corporation	$(3,137)	$(3,672)	$(15,198)	$(10,942)

Loss per share - basic	$(0.12)	$(0.15)	$(0.60)	$(0.44)
Loss per share - diluted	$(0.12)	$(0.15)	$(0.60)	$(0.44)

Weighted average shares - basic	25,397	25,112	25,311	24,859
Weighted average shares - diluted	25,397	25,112	25,311	24,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Red Lion Hotels Corporation Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	RLH Corporation Total Equity	Equity Attributable to Noncontrolling Interest
	Shares	Amount	Additional Paid-In Capital				Total Equity
	(In thousands, except share data)
Balances, December 31, 2018	24,570,158	$246	$182,018	$(17,846)	$164,418	$21,164	$185,582
Net income (loss)	—	—	—	(4,273)	(4,273)	(286)	(4,559)
Shared based payment activity	56,301	1	685	—	686	—	686
Distributions to noncontrolling interests	—	—	—	—	—	(7,431)	(7,431)
Balances, March 31, 2019	24,626,459	247	182,703	(22,119)	160,831	13,447	174,278
Net income (loss)	—	—	—	(2,997)	(2,997)	(774)	(3,771)
Shared based payment activity	449,453	4	(1,034)	—	(1,030)	—	(1,030)
Balances, June 30, 2019	25,075,912	251	181,669	(25,116)	156,804	12,673	169,477
Net income (loss)	—	—	—	(3,672)	(3,672)	(2,980)	(6,652)
Shared based payment activity	42,600	1	1,054	—	1,055	—	1,055
Balances, September 30, 2019	25,118,512	252	182,723	(28,788)	154,187	9,693	163,880
Net income (loss)	—	—	—	(8,087)	(8,087)	2,096	(5,991)
Shared based payment activity	29,493	(1)	(739)	—	(740)	—	(740)
Reclassification of noncontrolling interest	—	—	(376)	—	(376)	376	—
Distributions to noncontrolling interests	—	—	—	—	—	(10,128)	(10,128)
Balances, December 31, 2019	25,148,005	251	181,608	(36,875)	144,984	2,037	147,021
Net income (loss)	—	—	—	(8,099)	(8,099)	(1,155)	(9,254)
Shared based payment activity	60,978	2	336	—	338	—	338
Distributions to noncontrolling interests	—	—	(2,376)	—	(2,376)	2,376	—
Balances, March 31, 2020	25,208,983	253	179,568	(44,974)	134,847	3,258	138,105
Net income (loss)	—	—	—	(3,962)	(3,962)	(250)	(4,212)
Shared based payment activity	133,121	1	202	—	203	—	203
Balances, June 30, 2020	25,342,104	$254	$179,770	$(48,936)	$131,088	$3,008	$134,096
Net income (loss)	—	—	—	(3,137)	(3,137)	(148)	(3,285)
Shared based payment activity	60,137	1	299	—	300	—	300
Balances, September 30, 2020	25,402,241	$255	$180,069	$(52,073)	$128,251	$2,860	$131,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Operating activities:
Net loss	$(16,751)	$(14,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,456	11,192
Noncash PIK interest and amortization of debt issuance costs	194	929
Amortization of key money and contract costs	694	997
Amortization of contract liabilities	(458)	(994)
Loss (gain) on asset dispositions, net	(7,454)	45
Loss on early retirement of debt	1,309	67
Asset impairment	2,489	5,382
Deferred income taxes	87	445
Stock-based compensation expense	840	2,503
Provision for doubtful accounts	10,712	1,780
Change in operating assets and liabilities:
Accounts receivable	(1,050)	(2,148)
Key money disbursements	(429)	(665)
Other current assets	1,232	998
Accounts payable	(2,018)	45
Other accrued liabilities	(1,420)	(639)
Net cash provided by (used in) operating activities	(4,567)	4,955
Investing activities:
Capital expenditures	(1,637)	(4,104)
Net proceeds from disposition of property and equipment	36,896	—
Collection of notes receivable	12	262
Advances on notes receivable	(150)	(90)
Net cash provided by (used in) investing activities	35,121	(3,932)
Financing activities:
Borrowings on long-term debt, net of discounts	4,234	32,935
Repayment of long-term debt and finance leases	(21,964)	(22,510)
Repayment of line of credit borrowing	(10,000)	—
Prepayment penalty on long-term debt	(559)	—
Debt issuance costs	—	(692)
Distributions to noncontrolling interest	—	(7,430)
Stock-based compensation awards canceled to settle employee tax withholding	(81)	(2,135)
Stock option and stock purchase plan issuances, net and other	82	217
Net cash provided by (used in) financing activities	(28,288)	385

Change in cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	2,266	1,408
Cash, cash equivalents and restricted cash at beginning of period	31,808	19,789
Cash, cash equivalents and restricted cash at end of period	$34,074	$21,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

RED LION HOTELS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

Red Lion Hotels Corporation ("RLH Corporation," "RLHC," "we," "our," "us," or "our company") is a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged, through its subsidiaries, in the franchising and ownership of hotels of its proprietary brands, including the following brands that are being actively sold in the United States and Canada: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse Extended Stay, Americas Best Value Inn, Canadas Best Value Inn, Signature and Signature Inn, and Knights Inn.

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

Selected financial information is provided below (in thousands):

Three Months Ended September 30, 2020	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$10,021	$3,262	$—	$13,283
Operating expenses:
Segment and other operating expenses	6,170	3,248	2,885	12,303
Depreciation and amortization	927	512	1,070	2,509
Asset impairment	—	729	—	729
Loss (gain) on asset dispositions, net	—	104	3	107
Transaction and integration costs	—	—	860	860
Operating income (loss)	$2,924	$(1,331)	$(4,818)	$(3,225)

Three Months Ended September 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$16,225	$16,633	$5	$32,863
Operating expenses:
Segment and other operating expenses	10,963	13,007	4,184	28,154
Depreciation and amortization	1,015	1,777	844	3,636
Asset impairment	—	5,382	—	5,382
Loss (gain) on asset dispositions, net	—	2	(1)	1
Transaction and integration costs	(6)	164	43	201
Operating income (loss)	$4,253	$(3,699)	$(5,065)	$(4,511)

Nine Months Ended September 30, 2020	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$29,715	$11,062	$—	$40,777
Operating expenses:
Segment and other operating expenses	29,357	12,704	9,643	51,704
Depreciation and amortization	2,703	1,801	2,952	7,456
Asset impairment	—	2,489	—	2,489
Loss (gain) on asset dispositions, net	—	(7,677)	223	(7,454)
Transaction and integration costs	—	53	2,207	2,260
Operating income (loss)	$(2,345)	$1,692	$(15,025)	$(15,678)

Nine Months Ended September 30, 2019	Franchised Hotels	Company Operated Hotels	Other	Total
Revenue	$43,920	$43,839	$13	$87,772
Operating expenses:
Segment and other operating expenses	30,669	38,331	12,290	81,290
Depreciation and amortization	3,039	5,650	2,503	11,192
Asset impairment	—	5,382	—	5,382
Loss (gain) on asset dispositions, net	(1)	45	1	45
Transaction and integration costs	90	164	182	436
Operating income (loss)	$10,123	$(5,733)	$(14,963)	$(10,573)

The following table presents identifiable assets for our reportable segments (in thousands):

	September 30, 2020	December 31, 2019
Franchised Hotels	$79,905	$91,832
Company Operated Hotels	58,617	138,477
Other	16,104	16,209
Total	$154,626	$246,518

4.     Variable Interest Entities

Our joint venture entities have been determined to be variable interest entities ("VIEs") because our voting rights are not proportional to our financial interest and substantially all of each joint venture's activities involve and are conducted on our behalf. We have determined that we are the primary beneficiary as (a) we exert power over two of the entity's key activities (hotel operations and property renovations) and share power over the remaining key activities with our joint venture partners, which do not have the unilateral ability to exercise kick-out rights, and (b) we have the obligation to absorb losses and right to receive benefits that could be significant to the entity through our equity interest and management fees. As a result, we consolidate the assets, liabilities, and results of operations of (1) RL Venture LLC ("RL Venture"), (2) RLS Atla Venture LLC ("RLS Atla Venture"), and (3) RLS DC Venture LLC ("RLS DC Venture"). Subsequent to the hotel sales in the fourth quarter of 2019 and the first quarter of 2020 discussed further below, RLS Atla Venture and RLS DC Venture have had no additional financial statement activity and have no remaining asset or liability balances.

There were no cash contributions or distributions by partners to any of the joint venture entities during the three and nine months ended September 30, 2020 or 2019 except as otherwise described below.

RL Venture

For all periods presented, RLH Corporation owns 55% of RL Venture and our JV Partner owns 45%. In March 2019, secured loans with an aggregate principal of $16.6 million were entered into for two RL Venture properties, Hotel RL Salt Lake City and Hotel RL Olympia. Shortly thereafter the net loan proceeds were distributed to us and our joint venture partner in accordance with our respective ownership percentages. Accordingly, during the nine months ended September 30, 2019, cash distributions totaled $16.5 million, of which RLH Corporation received $9.1 million.

In December 2019, the Hotel RL Salt Lake City was sold for an aggregate sales price of $33.0 million. Proceeds from the sale were used to repay in full the secured loan entered into in 2019 for the Hotel RL Salt Lake City property. As of September 30, 2020, RL Venture has one remaining property, the Hotel RL Olympia, owned through RL Olympia, LLC. The equity interest owned by our JV Partner is reflected as a noncontrolling interest in the condensed consolidated financial statements.

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

RLS Atla Venture

In November 2019, RLH Atlanta LLC, which is wholly owned by RLS Atla Venture, sold the Red Lion Hotel Atlanta International Airport Hotel. Upon completion of the sale, no remaining distributions to our joint venture partner were required and the remaining noncontrolling interest for the entity was reclassified to Additional paid-in capital on the Condensed Consolidated Balance Sheets.

5.    Property and Equipment

Property and equipment is summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Buildings and equipment	$44,618	$101,619
Furniture and fixtures	5,034	12,407
Landscaping and land improvements	487	2,038
	50,139	116,064
Less accumulated depreciation	(25,289)	(57,491)
	24,850	58,573
Land	6,871	6,871
Construction in progress	701	3,224
Property and equipment, net	$32,422	$68,668

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization on March 11, 2020. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The economic impact of the pandemic thus far has been extremely punitive to travel related businesses across the nation, significantly affecting the operating results of companies within the hospitality industry. In the first quarter of 2020, we considered the actual and anticipated economic impacts of the COVID-19 pandemic on our financial results to be an indicator that the carrying value of our long-lived assets might not be recoverable. Accordingly, we performed a test for recoverability using probability-weighted undiscounted cash flows on our long-lived assets as of March 31, 2020. Only the Red Lion Hotel Seattle Airport ("RLH Seattle"), one of our company operated hotel properties under a lease through February 2024, did not recover the carrying value of the long-lived asset group in the test for recoverability, due to the short useful life and lack of terminal value. After calculating the fair value of the RLH Seattle property long-lived asset group, we recognized an impairment loss of $1.8 million in the first quarter of 2020.

During the third quarter of 2020, we noted an additional indicator that the carrying value of our long-lived assets might not be recoverable at RLH Seattle as the impacts of COVID-19 on business travel have been worse than initially projected in the first quarter of 2020, particularly impacting this airport location. We performed an updated test for recoverability using probability-weighted cash flows on the long-lived assets of RLH Seattle as of September 30, 2020, noting they did not recover the carrying value of the long-lived asset group. After calculating the fair value of the property's asset group, we recognized an additional impairment loss of $0.7 million in the third quarter of 2020.

Fair values for the RLH Seattle property were determined based on a discounted cash flow analysis, which is a Level 3 fair value measurement. The impairment losses were allocated to the assets within the long-lived asset group on a pro rata basis, with $2.1 million applied against the hotel building leasehold interest and other equipment, included within Property and equipment, net and $0.4 million applied against the Operating lease right-of-use asset on the Condensed Consolidated Balance Sheets. There were no other impairments of our long-lived assets in 2020.

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

In February 2020, we sold the Hotel RL Washington DC joint venture hotel property, and our leasehold interest in the Red Lion Anaheim for a combined net gain of $7.9 million. There were no hotels sold during the three months ended September 30, 2020, or the three and nine months ended September 30, 2019.

6.     Goodwill and Intangible Assets

Interim Impairment Assessment

In the first quarter of 2020, we considered the actual and anticipated economic impacts of the COVID-19 pandemic on our financial results to be an indicator that the fair value of our goodwill and indefinite-lived intangible assets might be less than their carrying amounts. Accordingly, we performed quantitative assessments to measure the fair values of these assets as of March 31, 2020. No impairments were identified based on the quantitative impairment calculations of our goodwill and other indefinite-lived intangible assets. No additional indicators of impairment were identified in the second or third quarter of 2020.

The following table summarizes the balances of goodwill and other intangible assets (in thousands):

	September 30, 2020	December 31, 2019
Goodwill	$18,595	$18,595

Intangible assets
Brand name - indefinite lived	$32,532	$32,532
Trademarks - indefinite lived	128	128
Brand name - finite lived, net	3,020	3,554
Customer contracts - finite lived, net	10,639	12,398
Total intangible assets, net	$46,319	$48,612

The following table summarizes the balances of amortized customer contracts and finite-lived brand names (in thousands):

	September 30, 2020	December 31, 2019
Customer contracts	$20,773	$20,773
Brand name - finite lived	5,395	5,395
Accumulated amortization	(12,509)	(10,216)
Net carrying amount	$13,659	$15,952

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
Other Allowances
We recognized additional bad debt expense of $3.4 million in the first quarter of 2020, primarily related to large balances under legal dispute and aged balances from terminated agreements that were negatively impacted by the economic effects of the COVID-19 pandemic. In the second and third quarters of 2020 we recognized an additional $0.6 million and $0.4 million of bad debt expense, respectively, primarily related to terminated franchise agreements.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	Financial Statement Line Item(s)	September 30, 2020	December 31, 2019
Accounts receivable	Accounts receivable, net	$10,772	$15,143
Key money disbursed	Other current assets and Other assets, net	2,381	2,228
Capitalized contract costs	Other current assets and Other assets, net	706	941
Contract liabilities	Other accrued liabilities and Deferred income and other long-term liabilities	1,178	1,448

Significant changes in the key money disbursements, capitalized contract costs, and contract liabilities balances during the period are as follows (in thousands):

	Key Money Disbursed	Capitalized Contract Costs	Contract Liabilities
Balance as of January 1, 2020	$2,228	$941	$1,448
Key money disbursed	429	—	—
Key money converted from accounts receivable	675	—	—
Key money converted to notes receivable	(639)	—	—
Costs incurred to acquire contracts	—	147	—
Cash received in advance	—	—	188
Revenue or expense recognized that was included in the January 1, 2020 balance	(241)	(358)	(437)
Revenue or expense recognized in the period for the period	(71)	(24)	(21)
Balance as of September 30, 2020	$2,381	$706	$1,178

Estimated revenues and expenses expected to be recognized related to performance obligations that were unsatisfied as of September 30, 2020, including revenues related to application, initiation and other fees were as follows (in thousands):

Year Ending December 31,	Contra Revenue	Expense	Revenue
2020 (remainder)	$155	$57	$115
2021	524	195	394
2022	404	176	296
2023	359	132	181
2024	270	84	104
Thereafter	669	62	88
Total	$2,381	$706	$1,178
We did not estimate revenues expected to be recognized related to our unsatisfied performance obligations for our royalty fees, as they are considered sales-based royalty fees recognized as hotel room sales occur in exchange for licenses of our brand names over the terms of the franchise contracts. Therefore, there are no amounts included in the table above related to these revenues.

8.     Debt and Line of Credit

The current and noncurrent portions of our debt as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Current	Noncurrent	Current	Noncurrent
Line of Credit	$—	$—	$—	$10,000
RL Venture - Olympia	5,600	—	—	5,600
RLH DC Venture	—	—	17,648	—
Total debt	5,600	—	17,648	15,600
Unamortized debt issuance costs	(12)	—	(664)	(24)
Debt net of debt issuance costs	$5,588	$—	$16,984	$15,576

RL Venture - Olympia

In March 2019, RL Olympia, LLC, a subsidiary of RL Venture, executed a secured debt agreement with Umpqua Bank for a term loan with a principal balance of $5.6 million. We incurred approximately $33,000 of debt discounts and debt issuance costs in connection with the issuance of the loan. The loan is secured by the Hotel RL Olympia property, on a nonrecourse basis. The loan has a maturity date of March 18, 2021, and a variable interest rate of LIBOR plus 2.25%, payable monthly. The borrower has the option to exercise two six-month extensions upon maturity of the loan, so long as the borrower is in compliance with covenants. There are no principal repayment requirements prior to the maturity date and the loan includes a financial covenant to be calculated semi-annually in which the property must maintain a minimum debt service coverage ratio of not less than 1.6 to 1.0.

Primarily due to the negative economic impact of the COVID-19 pandemic, the property failed to meet the minimum required financial covenants as of the semi-annual calculation of June 30, 2020. Due to the contractual cure period provisions the debt will not be called due prior to the maturity date in March 2021, however we will be unable to exercise the previously discussed extensions, and as such we have classified this debt as current in our Condensed Consolidated Balance Sheets as of September 30, 2020. We continue to pursue options to address the debt prior to maturity, such as the sale of property or alternative financing, which may include extending the maturity date.

Line of Credit

In August 2018, we drew the full $10.0 million available to us on the Line of Credit under a credit agreement with Deutsche Bank AG New York Branch (DB), Capital One, National Association and Raymond James Bank, N.A., as lenders and DB as the administrative agent. In the first quarter of 2020, we sold our leasehold interest in the Red Lion Anaheim for $21.5 million. Using proceeds from the sale, we repaid the outstanding Line of Credit balance of $10.0 million. This debt is no longer outstanding as of September 30, 2020 and as the credit agreement has been terminated we no longer have access to this Line of

Credit. Due to the early extinguishment of this debt, we recognized a Loss on early retirement of debt of $0.2 million in the first quarter of 2020.

RLH DC Venture

In the first quarter of 2020, we sold the Hotel RL Washington DC for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by the lender CP Business Finance I, LP, RLH DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the RLH DC Venture - CPBF loan agreement of $17.7 million. This debt is no longer outstanding as of September 30, 2020. Due to the early extinguishment of this debt, in the first quarter of 2020, we recognized a Loss on early retirement of debt of $1.1 million, including a prepayment penalty of $0.6 million.

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

9.    Leases

We lease equipment and land and/or property at certain company operated hotel properties as well as office space for our headquarters through operating leases. The operating leases for office space generally provide for fixed annual rents and variable lease costs related to maintenance, real estate taxes and insurance.

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

Balance sheet information related to our leases is included in the following table (in thousands):

Operating Leases	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$5,000	$48,283

Operating lease liabilities, due within one year	$1,521	$4,809
Operating lease liabilities, due after one year	4,770	46,592
Total operating lease liabilities	$6,291	$51,401

Finance Leases	September 30, 2020	December 31, 2019
Property and equipment	$88	$298
Less accumulated depreciation	(77)	(168)
Property and equipment, net	$11	$130

Other accrued liabilities	$19	$74
Deferred income and other long-term liabilities	1	76
Total finance lease liabilities	$20	$150

In March of 2020, we entered into a sublease for a portion of our leased corporate office space in an effort to reduce our operating costs. Income from this sublease is presented net with the operating lease expense for the corporate office space within Selling, general, administrative and other expenses on the Condensed Consolidated Statements of Comprehensive Loss.

The components of lease expense during the three and nine months ended September 30, 2020 and 2019 are included in the following table (in thousands):

	Financial Statement Line Item(s)	Three Months Ended September 30, 2020	Three months ended September 30, 2019	Nine Months Ended September 30, 2020	Nine months ended September 30, 2019
Operating lease expense	Selling, general, administrative and other expenses, and Company operated hotels	$313	1,168	$1,442	$3,444
Variable lease expense	Selling, general, administrative and other expenses	133	111	398	340
Short-term lease expense	Selling, general, administrative and other expenses, and Company operated hotels	52	56	87	232
Sublease income	Selling, general, administrative and other expenses	(138)	—	(227)	—

Finance lease expense
Amortization of finance right-of-use assets	Depreciation and amortization	6	35	20	104
Interest on lease liabilities	Interest expense	—	7	4	23
Total finance lease expense		6	42	24	127

Total lease expense		$366	$1,377	$1,724	$4,143

Supplemental cash flow information for our leases is included in the following table (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash used in operating activities for operating leases	$1,607	$3,547
Cash used in operating activities for finance leases	4	23
Cash used in financing activities for finance leases	26	104

There were no new finance lease assets or associated liabilities during the three and nine months ended September 30, 2020 and 2019. There were no new operating lease assets or associated liabilities during the three and nine months ended September 30, 2020. During the second quarter of 2019, we recognized ROU assets of $181,000 and associated operating lease liabilities of $202,000 upon commencement of leases for space in our Spokane office.

Information related to the weighted average remaining lease terms and discount rates for our leases as of September 30, 2020 and December 31, 2019 is included in the following table:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	6	69
Finance leases	1	3
Weighted average discount rate
Operating leases	5.8%	7.2%
Finance leases	5.7%	11.9%

The future maturities of lease liabilities at September 30, 2020, are as indicated below (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2020 (remainder)	$382	$7
2021	1,522	14
2022	1,486	—
2023	1,449	—
2024	595	—
Thereafter	1,984	—
Total lease payments	7,418	21
Less: imputed interest	1,127	1
	$6,291	$20

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

11.    Stock Based Compensation

Stock Incentive Plans

The 2015 Stock Incentive Plan ("2015 Plan") authorizes the grant or issuance of various stock-based awards, including stock options, restricted stock units, and other stock-based compensation. The 2015 Plan was approved by our shareholders in 2015, and amended in 2017, and as amended provides for awards of 2.9 million shares, subject to adjustments for stock splits, stock dividends and similar events. As of September 30, 2020, there were 1.2 million shares of common stock available for issuance pursuant to future awards under the 2015 Plan, as amended.

Stock based compensation expense reflects the fair value of stock-based awards measured at grant date, including an estimated forfeiture rate, and is recognized over the relevant service period. For the three and nine months ended September 30, 2020 and 2019 stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	$162	$581	$537	$1,871
Unrestricted stock awards	97	158	266	417
Performance stock units	—	172	15	123
Stock options	—	22	—	65
Employee stock purchase plan	6	8	22	27
Total stock-based compensation	$265	$941	$840	$2,503

Restricted Stock Units

Restricted stock units granted to executive officers and other key employees typically vest 25% each year for four years on each anniversary of the grant date. Under the terms of the plan, upon issuance, we deliver a net settlement of distributable shares to employees after consideration of individual employees' tax withholding obligations, at the election of each employee. The fair value of restricted stock that vested during the nine months ended September 30, 2020 and 2019 was approximately $0.2 million and $5.8 million, respectively. We expect to recognize an additional $1.1 million in compensation expense over the remaining weighted average vesting periods of 21 months.

A summary of restricted stock unit activity for the nine months ended September 30, 2020, is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
January 1, 2020	459,070	$9.03
Granted	235,251	$1.79
Vested	(122,720)	$8.53
Forfeited	(242,215)	$5.91
September 30, 2020	329,386	$6.34

Performance Stock Units, Shares Issued as Compensation

Performance stock units ("PSUs") are granted to certain of our executives under the 2015 Plan. These PSUs include both performance and service vesting conditions. Each performance condition has a minimum, a target and a maximum share amount based on the level of attainment of the performance condition. Compensation expense, net of estimated forfeitures, is calculated based on the estimated attainment of the performance conditions during the performance period and recognized on a straight-line basis over the performance and service periods. No PSUs were granted during the three and nine months ended September 30, 2020.

During the nine months ended September 30, 2020, 25,796 PSUs vested at a weighted average grant date fair value of $6.45. The fair value of PSUs that vested during the nine months ended September 30, 2020 was approximately $38,000. No PSUs vested during the nine months ended September 30, 2019. There are no PSUs outstanding and no remaining compensation expense related to PSUs as of September 30, 2020.

Unrestricted Stock Awards

Unrestricted stock awards are granted to members of our Board of Directors as part of their compensation. Awards are fully vested, and expense is recognized when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of the grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of unrestricted stock granted	40,843	22,075	117,270	52,986
Weighted average grant date fair value per share	$2.38	$7.19	$2.28	$7.89

12.    Earnings (Loss) Per Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - basic and diluted:
Net loss	$(3,285)	$(6,652)	$(16,751)	$(14,982)
Net loss attributable to noncontrolling interest	148	2,980	1,553	4,040
Net loss attributable to RLH Corporation	$(3,137)	$(3,672)	$(15,198)	$(10,942)

Denominator:
Weighted average shares - basic	25,397	25,112	25,311	24,859
Weighted average shares - diluted	25,397	25,112	25,311	24,859

Loss per share - basic	$(0.12)	$(0.15)	$(0.60)	$(0.44)
Loss per share - diluted	$(0.12)	$(0.15)	$(0.60)	$(0.44)

The following table presents options to purchase common shares, restricted stock units outstanding, performance stock units outstanding, and warrants to purchase common shares excluded from the dilutive earnings per share calculation as they were considered antidilutive for the three and nine months ended September 30, 2020 and 2019. No options to purchase common shares, restricted stock units outstanding, performance stock units outstanding or warrants to purchase common shares were considered dilutive for the periods presented due to the net losses attributable to RLH Corporation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock Options(1)
Antidilutive awards outstanding	—	81,130	—	81,130
Total awards outstanding	—	81,130	—	81,130

Restricted Stock Units(2)
Antidilutive awards outstanding	329,386	738,544	329,386	738,544
Total awards outstanding	329,386	738,544	329,386	738,544

Performance Stock Units(3)
Antidilutive awards outstanding	—	314,684	—	314,684
Total awards outstanding	—	314,684	—	314,684

Warrants(4)
Antidilutive awards outstanding	—	442,533	—	442,533
Total awards outstanding	—	442,533	—	442,533
(1) All stock options for the three and nine months ended September 30, 2020 and 2019 were anti-dilutive as a result of the net loss attributable to RLH Corporation for these periods, and as a result of the RLH Corporation weighted average share price during the reporting period.
(2) Restricted stock units were anti-dilutive for the three and nine months ended September 30, 2020 and 2019 due to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income for the three and nine months ended September 30, 2020, then 25,092 and 17,002 units, respectively, would have been dilutive. If we had reported net income for the three and nine months ended September 30, 2019, then 12,771 and 337,035 units, respectively, would have been dilutive.
(3) Performance stock units are not included in the weighted average diluted shares outstanding until the performance targets are met. PSUs were anti-dilutive for the nine months ended September 30, 2020 due to the net loss attributable to RLH Corporation in the reporting period. If we had reported net income for the nine months ended September 30, 2020, then 3,393 units would have been dilutive. Certain PSUs were anti-dilutive for the three and nine months ended September 30, 2019 as their respective performance targets had not been achieved during those periods, in addition to the net loss attributable to RLH Corporation in the reporting periods. If we had reported net income and the performance targets had been met for the three and nine months ended September 30, 2019 then 96,141 and 92,907 units, respectively, would have been dilutive.
(4) All warrants expired without being exercised in January 2020. All warrants for the three and nine months ended September 30, 2019 were anti-dilutive due to the net loss attributable to RLH in each reporting period. If we had reported net income for the three and nine months ended September 30, 2019, 0 and 47,831 warrants, respectively, would have been dilutive.

13.    Income Taxes

We recognized income tax expense of $18,000 and $486,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019 we recognized income tax (benefit) expense of $(586,000) and $676,000, respectively. On March 27, 2020, President Trump signed into law the CARES Act, which generally allows for unlimited use of net operating losses generated in 2019 and 2020 as well as a five year carryback provision and shortening the recovery period for qualified improvement property. The income tax benefit recognized for the nine months ended September 30, 2020 is principally related to the provisions of the CARES Act.

The income tax expense recognized for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019 varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets, as well as deferred tax expense associated with our acquired indefinite-lived intangible assets, which are amortized for tax purposes but not for GAAP purposes.

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

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Notes receivable	$424	$424	$5,709	$5,709
Financial liabilities:
Debt	$5,600	$5,480	$33,248	$32,737
Total finance lease obligations	20	20	150	150

15.    Related Party Transactions

During the fourth quarter of 2018, we transitioned management of our company operated Hotel RL Baltimore Inner Harbor and Hotel RL Washington DC from RL Management, Inc., to Merritt Hospitality, LLC ("Merritt"), an affiliate of HEI Hotels and Resorts, of which one of the members of our Board of Directors, Ted Darnall, is currently the Chief Executive Officer. Additionally, during the first quarter of 2019, management of our company operated hotel Red Lion Hotel Seattle Airport was also transitioned from RL Management, Inc. to Merritt. During the three months ended September 30, 2020 and 2019, we paid $143,000 and $307,000, respectively, in management fees to Merritt for management of these properties. During the nine months ended September 30, 2020 and 2019, we paid $465,000 and $847,000, respectively, in management fees to Merritt for management of these properties.

Additionally, as of September 30, 2020, four hotels managed by Merritt purchased services provided by us through our all-in-one cloud-based hospitality management suite, Canvas Integrated Systems, operated by our wholly owned subsidiary, RLabs, Inc.. During the three months ended September 30, 2020 and 2019, we recognized revenue of $260,000 and $154,000, respectively, for services sold to these hotels. During the nine months ended September 30, 2020 and 2019, we recognized revenue of $657,000 and $480,000, respectively, for services sold to these hotels. Amounts owed to RLHC by Merritt as of September 30, 2020 and December 31, 2019 were $264,000 and $187,000, respectively.

On May 31, 2019 we executed a mortgage loan with a principal and accrued exit fee of $17.4 million with CP Business Finance I, LP, an affiliate of Columbia Pacific Opportunity Fund, LP, which, to our knowledge, currently holds 500,000 shares of RLH common stock. Alexander B. Washburn, who served as a member of our Board of Directors from May 2015 to April 2019, is one of the managing members of Columbia Pacific Advisor, LLC, which serves as the investment manager of Columbia Pacific Opportunity Fund, LP. This debt is no longer outstanding.

16.    Dispositions

In the first quarter of 2020, we continued the execution of a hotel asset sales initiative consistent with our previously stated business strategy to focus on moving towards operations as primarily a franchise company, and disposed of two hotels from our company operated hotels segment. These dispositions resulted in a combined net gain of $7.9 million

The following summarizes the result of operations for the two properties sold during the first quarter of 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pre-tax income (loss)	$(104)	$(6,086)	$6,003	$(6,562)
Net (income) loss attributable to noncontrolling interest	—	2,844	1,152	3,212
Net income (loss) attributable to RLHC	$(104)	$(3,242)	$7,155	$(3,350)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q includes forward-looking statements, including statements concerning operational and financial impacts of the COVID-19 pandemic. We have based these statements on our current expectations, assumptions, and projections about future events. When words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will” and similar expressions or their negatives are used in this quarterly report, these are forward-looking statements. Many possible events or factors, including the continuing effects of the COVID-19 pandemic and those discussed in “Risk Factors” under Item 1A below, under Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission on February 27, 2020, and in our subsequent filings with the Securities and Exchange Commission could affect our future financial results and performance, and could cause actual results or performance to differ materially from those expressed. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statements except as required by law.

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

COVID-19 Update

COVID-19 was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. The economic impact of the pandemic thus far has been extremely punitive to travel related businesses across the nation, significantly affecting the operating results of companies within the hospitality industry, including our operating results and the operating results of our franchisees. The measures enacted by most governments to combat the pandemic have included intensive restrictions on travel, required closure of businesses deemed non-essential, and shelter in place orders for civilians.

We have undertaken a series of organizational changes and cost cutting measures to mitigate the impact of the COVID-19 pandemic on our operating results, including changes to senior management, a reduction in force and the consolidation of office space. As our business is reliant in part on the financial success and cooperation of our franchisees, we have also implemented policy changes to address the impact of the pandemic on their financial condition, including the implementation of a fee deferral program to certain of our franchisees in which billings related to fees for March through June of 2020 could be deferred and paid ratably over the following nine months, temporary fee reductions for review responses, guest relations fees, and certain other fees, and a delay in implementation of capital intensive brand standards. These changes have and will continue to reduce our cash flow, as our franchisees defer paying royalty fees to future periods and take advantage of temporary fee reductions. The COVID-19 pandemic has also directly affected revenues, as our midscale brand hotels typically pay royalties and marketing fees as a percentage of gross rooms revenue, and revenues at our Company operated hotels have been adversely effected by the overall reduction in travel. Our financial results have also been affected and may continue to be effected due to the recognition of impairment losses on Company operated hotels, and increase in bad debt reserves, as a result of the negative impacts of COVID-19 on business travel.

The impact of the pandemic is ongoing, and the extent to which the COVID-19 pandemic further impacts our business, operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including the length of travel restrictions and the continuation or new imposition of government-mandated stay-at-home orders, the duration and spread of the virus, and the extent to which people are willing to resume travel and hotel stays, as well as the financial condition and recovery of our franchisees. Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows for the foreseeable future. However, we expect it will continue to have a material, adverse impact on future revenue growth as well as overall profitability.

Introduction

We are a NYSE-listed hospitality and leisure company (ticker symbol: RLH) doing business as RLH Corporation and primarily engaged, through our subsidiaries, in the franchising and ownership of hotels of our proprietary brands, including the following brands that are being actively sold in the United States and Canada: Hotel RL, Red Lion Hotels, Red Lion Inn & Suites, GuestHouse Extended Stay, Americas Best Value Inn ("ABVI"), Canadas Best Value Inn ("CBVI"), Signature and Signature Inn, and Knights Inn.

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

A summary of our open franchise and company operated hotels from January 1, 2020 through September 30, 2020, including the approximate number of available rooms, is provided below:

	Midscale Brand		Economy Brand		Total
	Hotels	Total Available Rooms	Hotels	Total Available Rooms	Hotels	Total Available Rooms
Beginning quantity, January 1, 2020	96	13,500	966	54,200	1,062	67,700
Newly opened	2	100	22	1,200	24	1,300
Change in brand	1	100	(1)	(100)	—	—
Terminated properties	(14)	(2,600)	(116)	(7,200)	(130)	(9,800)
Ending quantity, September 30, 2020	85	11,100	871	48,100	956	59,200

A summary of activity relating to our open midscale franchise and company operated hotels by brand from January 1, 2020 through September 30, 2020 is provided below:

Midscale Brand Hotels	Hotel RL	Red Lion Hotels	Red Lion Inn and Suites	Signature	Other	Total
Beginning quantity, January 1, 2020	9	39	40	4	4	96
Newly opened	—	—	2	—	—	2
Change in brand	—	—	1	—	—	1
Terminated properties	(1)	(7)	(4)	—	(2)	(14)
Ending quantity, September 30, 2020	8	32	39	4	2	85

Ending rooms, September 30, 2020	1,400	6,200	3,000	300	200	11,100

A summary of activity relating to our open economy franchise hotels by brand from January 1, 2020 through September 30, 2020 is provided below:

Economy Brand Hotels	ABVI and CBVI	Knights Inn	Country Hearth	Guest House	Other	Total
Beginning quantity, January 1, 2020	657	232	47	19	11	966
Newly opened	14	8	—	—	—	22
Change in brand	—	—	—	(1)	—	(1)
Terminated properties	(74)	(31)	(4)	(2)	(5)	(116)
Ending quantity, September 30, 2020	597	209	43	16	6	871

Ending rooms, September 30, 2020	31,600	12,800	2,100	1,200	400	48,100

A summary of our executed franchise agreements for the nine months ended September 30, 2020 is provided below:

	Midscale Brand	Economy Brand	Total
Executed franchise license agreements, nine months ended September 30, 2020:
New locations	3	20	23
New contracts for existing locations	6	100	106
Total executed franchise license agreements, nine months ended September 30, 2020	9	120	129

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

On February 27, 2020, we sold our leasehold interest in the Red Lion Anaheim for $21.5 million. Using net proceeds from the sale, the Company repaid the $10.0 million outstanding principal balance owing under the revolving line of credit with Deutsche Bank AG New York Branch, and other lenders party thereto (the "Line of Credit"). Upon repayment of the outstanding balance, the Line of Credit was terminated and these funds are no longer available to us.

Results of Operations

A summary of our Condensed Consolidated Statements of Comprehensive Loss is provided below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$13,283	$32,863	$40,777	$87,772
Total operating expenses	16,508	37,374	56,455	98,345
Operating loss	(3,225)	(4,511)	(15,678)	(10,573)
Other income (expense):
Interest expense	(44)	(1,699)	(599)	(3,690)
Loss on early retirement of debt	—	—	(1,309)	(164)
Other income, net	2	44	249	121
Loss before taxes	(3,267)	(6,166)	(17,337)	(14,306)
Income tax expense (benefit)	18	486	(586)	676
Net loss	(3,285)	(6,652)	(16,751)	(14,982)
Net loss attributable to noncontrolling interest	148	2,980	1,553	4,040
Net loss and comprehensive loss attributable to RLH Corporation	$(3,137)	$(3,672)	$(15,198)	$(10,942)

Non-GAAP Financial Measures (1)
EBITDA	$(714)	$(831)	$(9,282)	$576
Adjusted EBITDA	$1,538	$5,899	$(8,517)	$10,624
(1) The definitions of "EBITDA," and "Adjusted EBITDA" and how those measures relate to net income (loss) are discussed and reconciled under Non-GAAP Financial Measures below.

For the three months ended September 30, 2020, we reported a net loss of $3.3 million, which included $0.9 million of transaction and integration costs relating primarily to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company, a $0.7 million asset impairment on our Red Lion Hotel Seattle Airport as a result of the negative impact of the COVID-19 pandemic on the operating results of that hotel, $0.4 million of bad debt expense primarily related to terminated agreements, $0.3 million of stock based compensation, $0.2 million of employee separation costs, a $0.1 million loss on asset disposition, and $0.1 million of expense related to a non-income tax assessment.

For the three months ended September 30, 2019, we reported a net loss of $6.7 million, which included a $5.4 million asset impairment on our Hotel RL Washington DC joint venture property, $0.9 million of stock based compensation, $0.8 million of bad debt expense and associated legal fees related to a reserve recognized in the third quarter of 2019 for certain amounts of accounts receivable, key money, and notes receivable for certain Inner Circle franchisees, $0.2 million of transaction and integration costs, and $0.2 million of expense related to a non-income tax assessment.

For the nine months ended September 30, 2020, we reported a net loss of $16.8 million, which included $10.7 million of bad debt expense related to reserves recognized for accounts receivable, key money, and notes receivable for certain Inner Circle franchisees and other customer balances determined to be uncollectible during the nine months ended September 30, 2020, a $2.5 million asset impairment on our Red Lion Hotel Seattle Airport as a result of the negative impact of the COVID-19 pandemic on the operating results of that hotel, $2.3 million of transaction and integration costs relating primarily to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company, a $1.3 million loss on early retirement of debt, $1.0 million of employee separation costs, $0.8 million of stock based compensation, and $0.3 million of expense related to a non-income tax assessment, partially offset by $7.5 million in gains primarily from the disposal of two hotel properties.

For the nine months ended September 30, 2019, we reported a net loss of $15.0 million, which included a $5.4 million asset impairment on our Hotel RL Washington DC joint venture property, $2.5 million of stock based compensation, $1.0 million related to a legal settlement, $0.8 million of bad debt expense and associated legal fees related to a reserve recognized in the third quarter of 2019 for certain amounts of accounts receivable, key money, and notes receivable for certain Inner Circle franchisees, $0.5 million of expense related to a non-income tax assessment, $0.4 million of transaction and integration costs, and a $0.2 million loss on early retirement of debt resulting from the replacement of a mortgage loan at RLS DC Venture.

For the three months ended September 30, 2020, Adjusted EBITDA was $1.5 million compared with $5.9 million in 2019. This decrease was due to franchise agreement terminations and the negative impact of COVID-19 on our operating results, as well as a decrease in profits resulting from hotels disposed of in the fourth quarter of 2019 and the first quarter of 2020.

For the nine months ended September 30, 2020, Adjusted EBITDA was $(8.5) million compared with $10.6 million in 2019. This decrease was due to franchise agreement terminations and the negative impact of COVID-19 on our operating results, along with $10.7 million of bad debt expense recognized to establish reserves for certain Inner Circle franchisees in bankruptcy and other customer balances determined to be uncollectible during the nine months ended September 30, 2020. Adjusted EBITDA was also negatively impacted by a decrease in profits resulting from hotels disposed of in the fourth quarter of 2019 and the first quarter of 2020.

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

The following is a reconciliation of EBITDA and Adjusted EBITDA to net loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,285)	$(6,652)	$(16,751)	$(14,982)
Depreciation and amortization	2,509	3,636	7,456	11,192
Interest expense	44	1,699	599	3,690
Income tax expense (benefit)	18	486	(586)	676
EBITDA	(714)	(831)	(9,282)	576
Stock-based compensation (1)	265	941	840	2,503
Asset impairment (2)	729	5,382	2,489	5,382
Transaction and integration costs (3)	860	201	2,260	436
Employee separation and transition costs (4)	227	—	1,023	35
Loss on early retirement of debt (5)	—	—	1,309	164
Loss (gain) on asset dispositions (6)	107	1	(7,454)	45
Legal settlement expense (7)	—	—	—	952
Non-income tax expense assessment (8)	64	205	298	531
Adjusted EBITDA	1,538	5,899	(8,517)	10,624
Adjusted EBITDA attributable to noncontrolling interests	32	(660)	76	(1,665)
Adjusted EBITDA attributable to RLH Corporation	$1,570	$5,239	$(8,441)	$8,959

(1) Costs represent total stock-based compensation for each period. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Loss.

(2) In the first and third quarters of 2020, we recognized impairments on our Red Lion Hotel Seattle Airport leased property. In the third quarter of 2019 we recognized an impairment on our Hotel RL Washington DC joint venture property.

(3) Transaction and integration costs incurred in 2020 relate primarily to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company.

(4) The costs recognized in 2020 relate to the accrual of severance payments due to our Chief Financial Officer upon her departure in March 2020 and to our Chief Operating Officer upon the announcement of his departure in September 2020, along with two reductions in force that were implemented in the first and second quarters of 2020. The costs recognized in 2019 relate to a reduction in force that was implemented in the second quarter of 2019. These costs are included within Selling, general, administrative and other expenses and Marketing, reservations and reimbursables on the Condensed Consolidated Statements of Comprehensive Loss.

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

(6) The gain primarily relates to the sale of two properties during the first quarter of 2020. There was no material activity during the nine months ended September 30, 2019 or the second and third quarters of 2020.

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

Franchise and Marketing, Reservations and Reimbursables Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Royalty	$4,058	$5,909	$11,999	$17,516
Marketing, reservations and reimbursables	5,271	8,300	15,549	22,632
Other franchise	692	2,016	2,167	3,772

Royalty revenue decreased $1.9 million or 31% and $5.5 million or 31%, and revenues from Marketing, reservations, and reimbursables revenue decreased by $3.0 million or 36% and $7.1 million or 31%, during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. These decreases were primarily due to terminated franchise agreements in 2019 and the first nine months of 2020, along with the negative impact of COVID-19 on our midscale brand hotels that typically pay royalties and marketing fees as a percentage of gross rooms revenue. Our economy hotels comprise 91% of total franchised properties and generally pay a fixed fee per room per month and therefore are less dependent on the effects that COVID-19 has on occupancy. Economy hotels represented 71% and 75% of our total royalty revenue for the three and nine months ended September 30, 2020, respectively.

Other franchise revenues decreased $1.3 million or 66% and $1.6 million or 43% for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively, primarily due to the impact of terminated agreements, along with temporary fee reductions provided to our franchisees in response to COVID-19.

Company Operated Hotels Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Company operated hotels revenues	$3,262	$16,633	$11,062	$43,839

Three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020, revenue from our Company operated hotels segment decreased $13.4 million or 80% compared with the same period in 2019. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020. There were no hotel properties sold during the second or third quarter of 2020.

Revenues for the four company operated hotels held during the entirety of both periods decreased by $4.4 million, to $3.3 million in the third quarter of 2020 compared to $7.7 million in the third quarter of 2019. This decrease was primarily due to the negative impact of the COVID-19 pandemic on hotel occupancy.

Nine months ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, revenue from our Company operated hotels segment decreased $32.8 million or 75% compared with the same period in 2019. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and disposal of two additional company operated hotel properties in the first quarter of 2020.

Revenues for the four company operated hotels held during the entirety of both periods decreased by $9.6 million, to $8.7 million for the nine months ended September 30, 2020, compared to $18.3 million for the nine months ended September 30, 2019. This decrease was primarily due to the negative impact of the COVID-19 pandemic on hotel occupancy.

Operating Expenses

Selling, General, Administrative and Other Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Franchise development and operations, including labor	$1,136	$2,346	$4,268	$6,707
General and administrative labor and labor-related costs	1,214	1,681	4,435	5,182
Stock-based compensation	104	504	354	1,266
Non-income tax expense assessment	64	205	298	531
Bad debt expense	428	1,295	10,745	1,752
Legal fees	348	577	1,314	1,598
Professional fees and outside services	317	322	1,043	955
Facility lease	131	243	548	717
Information technology costs	219	193	651	628
Other	787	1,035	2,127	3,116
Total Selling, general, administrative and other expenses	$4,748	$8,401	$25,783	$22,452

Three months ended September 30, 2020 and 2019

Selling, general, administrative and other expenses decreased by $3.7 million or 43% for the three months ended September 30, 2020 compared with three months ended September 30, 2019.

Franchise development and operations, including labor, General and administrative labor and labor-related costs, and Stock-based compensation decreased primarily as a result of reduced costs after the significant reduction in force implemented at the beginning of the second quarter of 2020 and executive terminations in the fourth quarter of 2019, partially offset by severance costs paid to employees.

Bad debt expense decreased primarily due to bad debt expense recognized related to a reserve established in the third quarter of 2019 for $0.8 million of accounts receivable, key money and notes receivable for certain Inner Circle franchisees. See Note 7. Revenue from Contracts with Customers within Item 8. Financial Statements for additional detail.

Other expenses decreased primarily due to various efficiencies and cost cutting initiatives implemented by management.

Nine months ended September 30, 2020 and 2019

Selling, general, administrative and other expenses increased by $3.3 million or 15% for the nine months ended September 30, 2020 compared with nine months ended September 30, 2019.

Franchise development and operations, including labor, General and administrative labor and labor-related costs, and Stock-based compensation decreased primarily as a result of reduced costs after the significant reduction in force implemented at the beginning of the second quarter of 2020 and executive terminations in the fourth quarter of 2019, partially offset by severance costs paid to employees.

Bad debt expense increased primarily due to $6.3 million of expense recognized in the first quarter of 2020 arising from a reserve recognized for accounts receivable, key money, and notes receivable for certain Inner Circle franchisees. The remaining increase relates primarily to reserves recognized for accounts and notes receivable related to large balances under legal dispute, aged balances from terminated agreements, or aged balances placed with third party collections. See Note 7. Revenue from Contracts with Customers within Item 8. Financial Statements for additional detail.

Other expenses decreased primarily due to various efficiencies and cost cutting initiatives implemented by management.

Company Operated Hotels Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Company operated hotels expenses	$2,961	$12,673	$11,778	$36,750

Three months ended September 30, 2020 and 2019

Company operated hotels expenses decreased by $9.7 million or 77%. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Operating expenses for the four company operated hotels held during the entirety of both periods decreased by $2.8 million, to $3.0 million in the third quarter of 2020 compared to $5.8 million in the third quarter of 2019, primarily due to the impact of COVID-19 on hotel operations and other cost cutting initiatives implemented by management.

Nine months ended September 30, 2020 and 2019

Company operated hotels expenses decreased by $25.0 million or 68%. The decrease was driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020.

Operating expenses for the four company operated hotels held during the entirety of both periods decreased by $6.3 million, to $9.4 million for the nine months ended September 30, 2020 compared to $15.7 million for the nine months ended September 30, 2019, primarily due to the impact of COVID-19 on hotel operations and other cost cutting initiatives implemented by management.

Marketing, Reservations and Reimbursables Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Marketing, reservations and reimbursables expenses	$4,594	$7,080	$14,143	$22,088

Marketing, reservations and reimbursables expenses decreased by $2.5 million or 35% and $7.9 million or 36% during the three and nine months ended September 30, 2020, respectively. This decrease was primarily driven by terminated franchise agreements as well as a decrease in reservation volume due to the impact of COVID-19 and is consistent with the decrease in Marketing, reservations and reimbursables revenues.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Depreciation and amortization	$2,509	$3,636	$7,456	$11,192

Depreciation and amortization expense decreased $1.1 million or 31% and $3.7 million or 33% for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, respectively. These decreases were driven primarily by the disposal of two company operated hotel properties in the fourth quarter of 2019 and two additional company operated hotel properties in the first quarter of 2020. This decrease was partially offset by additional depreciation recognized from other fixed assets placed in service during the remainder of 2019 and the first nine months of 2020.

Asset Impairment

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Asset impairment	$729	$5,382	$2,489	$5,382

We recognized impairment losses totaling $2.5 million on our Red Lion Hotel Seattle Airport leased property during the first and third quarters of 2020 and an impairment loss of $5.4 million on our Hotel RL Washington DC joint venture property in the third quarter of 2019. See Note 5. Property and Equipment within Item 8. Financial Statements for additional detail.

Loss (Gain) on Asset Dispositions, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Loss (gain) on asset dispositions, net	$107	$1	$(7,454)	$45

We recognized a net gain on asset dispositions of $7.5 million for the nine months ended September 30, 2020, primarily from the disposal of two hotel properties during the first quarter of 2020. There was no material activity during the nine months ended September 30, 2019.

Transaction and Integration Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Transaction and integration costs	$860	$201	$2,260	$436

Transaction and integration costs incurred during the current year primarily relate to fees paid to advisors engaged to review and respond to bona fide inquiries received from parties considering an investment in or acquisition of the Company.

Interest Expense

Interest expense decreased $1.7 million in the third quarter of 2020 compared to the third quarter of 2019 and $3.1 million during the nine months ended September 30, 2020 compared with the same period in 2019. This decrease is primarily due to hotel sales and the related reduction in our average corporate and hotel-specific debt outstanding in 2020 as compared to 2019.

Loss on Early Retirement of Debt

In the first quarter of 2020, we recognized a Loss on early retirement of debt of $1.3 million related to the early payoff of our Line of Credit and a secured debt agreement at RLH DC Venture. These loans were paid off using proceeds from the sale of the Hotel RL Washington DC joint venture property and our leasehold interest in the Red Lion Anaheim. In the second quarter of 2019, we recognized a Loss on early retirement of debt of $0.2 million for unamortized deferred debt issuance costs and prepayment fees incurred related to the payoff of a mortgage loan at RLH DC Venture, which was replaced through a new mortgage loan with a different lender.

Income Taxes

For the three and nine months ended September 30, 2020, we reported income tax expense (benefit) of $18,000 and $(586,000) compared with income tax expense of $486,000 and $676,000 for the same periods in 2019. The income tax benefit recognized for the nine months ended September 30, 2020 is principally related to the provisions of the CARES Act. The income tax expense recognized for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019 varies from the statutory rate primarily due to a partial valuation allowance against our deferred tax assets. See Note 13. Income Taxes within Item 1. Financial Statements.

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

Working capital, which represents current assets less current liabilities, was $32.4 million and $23.0 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we had cash and cash equivalents of $34.0 million and debt of $5.6 million. In order to preserve sufficient liquidity during these uncertain times, we implemented certain cost saving measures at the end of the first quarter of 2020, which included a reduction in force of approximately 40%, company-wide compensation reductions, which have since been substantially reinstated, consolidation of office space and a reduction in 2020 capital expenditures and key money commitments. Based upon our current liquidity position, and assumptions regarding the impact of COVID-19, including its duration, economic impact and impact on travel, we believe that we have sufficient liquidity to fund our operations at least through November 2021. However, given the uncertain nature of the COVID-19 pandemic on our operations, we cannot assure you that our assumptions used to estimate our liquidity requirements will be correct.

We may seek to raise additional funds through public or private financings, strategic relationships, sales of assets or other arrangements. We cannot assure that such funds, if needed, will be available on terms attractive to us, or at all. If we seek to raise capital through the sale of additional assets, sales prices may be negatively impacted by the effect of COVID-19 on the hospitality industry, and result in future impairments or losses on the final sale. Finally, any additional equity financings may be dilutive to shareholders and debt financing, if available, may involve covenants that place substantial restrictions on our business.

We are committed to maintaining our infrastructure for systems and services we provide to our franchisees. This requires ongoing access to capital investments in technology and related assets.

Sources and Uses of our Cash, Cash Equivalents, and Restricted Cash

The following table summarizes our net cash flows for operating, investing, and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(4,567)	$4,955
Net cash provided by (used in) investing activities	35,121	(3,932)
Net cash provided by (used in) financing activities	(28,288)	385

Operating Activities

Net cash used in operating activities totaled $4.6 million during the first nine months of 2020 compared with cash provided by operating activities of $5.0 million during the same period in 2019. The primary driver of the change in cash flows was an increase in net loss excluding Loss (gain) on asset dispositions, net, Asset impairment, and Provision for doubtful accounts of approximately $3.2 million to $11.0 million for the nine months ended September 30, 2020 compared to $7.8 million for the nine months ended September 30, 2019. Additionally, there was a decrease in cash flows from operating asset and liability accounts of approximately $1.3 million.

Investing Activities

Net cash provided by investing activities totaled $35.1 million during the first nine months of 2020 compared with cash used in investing activities of $3.9 million during the same period in 2019. Cash flows increased for the nine months ended September 30, 2020 primarily due to net proceeds from hotel sales of $36.9 million during the first quarter of 2020. Additionally, cash spent for capital expenditures was reduced by $2.5 million during the nine months ended September 30, 2020 compared with the same period in 2019.

Financing Activities

Net cash used in financing activities was $28.3 million during the first nine months of 2020 compared with cash provided by financing activities of $0.4 million in the first nine months of 2019. During the nine months ended September 30, 2020 we paid off an outstanding loan for one company operated property along with the outstanding balance on our Line of Credit. Additionally, we borrowed and repaid approximately $4.2 million under the PPP loan program in the second quarter of 2020. During the nine months ended September 30, 2019, we executed new mortgage loans for three company operated hotel properties while paying off one. Some of the loan proceeds were distributed to joint venture partners and used to pay down a portion of the outstanding principal on our Senior Secured Term Loan.

Debt

As of September 30, 2020, we had outstanding total debt, excluding unamortized deferred financing costs and discounts, of $5.6 million. This outstanding debt is secured by the Hotel RL Olympia and the debt agreement includes financial covenants that the hotel property is required to meet. Primarily due to the negative economic impact of the COVID-19 pandemic, the property failed to meet the minimum required financial covenants as of the semi-annual calculation of June 30, 2020. Due to the contractual cure period provisions the debt will not be called due prior to the maturity date in March 2021. We continue to pursue options to address the debt prior to maturity, such as the sale of property or alternative financing.

In February 2020, we sold the Hotel RL Washington DC for $16.4 million. Using proceeds from the sale, together with the release of $2.3 million in restricted cash held by the lender CP Business Finance I, LP, RLH DC Venture repaid the remaining outstanding principal balance and accrued exit fee under the loan agreement of $17.7 million, plus a prepayment penalty of $0.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

On September 26, 2018, Radisson Hotels International, Inc. filed a complaint against RLH Corporation and our subsidiary Red Lion Hotels Franchising, Inc. in the U.S District Court for the Eastern District of Washington. The complaint alleges tortious interference with agreements between Radisson and several franchisees controlled by Inner Circle Investments and seeks damages in an undetermined amount. Mediation held in August 2020 resulted in an impasse and parties are now engaged in discovery. RLH Corporation believes this complaint is without merit and we are defending it vigorously.

On October 31, 2018, the Company's lease for the Red Lion River Inn expired. The landlord filed a lawsuit against the Company on January 24, 2019 in Spokane Superior Court, alleging breach of the lease agreement and tort claims relating to the condition of the hotel. The Company filed its Answer on January 25, 2019, denying all allegations and asserting various affirmative defenses. RLH Corporation believes this complaint is without merit and we are defending it vigorously.

During the second quarter of 2019, we accrued approximately $952,000 for a settlement over a wage dispute with former hotel employees related to the calculation of pay for certain rest, break, meal, and other periods that are required under California law.

Along with many of its competitors, the Company has been named as a defendant in lawsuits filed in various state and federal courts, alleging statutory and common law claims related to purported incidents of human trafficking at certain franchised hotel facilities. As of October 27, 2020, the Company was involved (as a named defendant) in four separate human trafficking lawsuits. The Company is in various stages of seeking dismissal on the basis that the Company did not own, operate or manage the hotels at issue, and intends to vigorously defend the lawsuits.

As a result of downsizing (both prior to COVID-19 and as a result of COVID-19), the Company eliminated a number of positions and laid off a number of employees in the fourth quarter of 2019 and the first two quarters of 2020 A small number of former employees have disputed the basis for their layoffs. On May 7, 2020, a former employee whose position with RLH Corporation had been eliminated in September 2019, filed a complaint in the US. District Court for the District of Colorado against the Company alleging gender discrimination, a hostile work environment, retaliation, and disparate treatment. The parties entered into a confidential settlement in October 2020, on terms that were not material to the Company. In November 2019, a former employee’s position with RLH Corporation was eliminated, following which the employee submitted a claim with the U.S. Equal Employment Opportunity Commission alleging gender discrimination and retaliation. The parties entered into a confidential settlement in September 2020, on terms that were not material to the Company. On June 15, 2020, the Company was advised that on May 20, 2020, a former employee whose position with the Company had been eliminated as of April 17, 2020, had filed a charge of age discrimination with the EEOC and the Colorado Civil Rights Division of the Colorado Department of Regulatory Agencies. The Company has filed its position statement, denying the claims, which the Company believes to be without merit.

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

Item 1A.Risk Factors

We are subject to various risks, including those set forth below, and those discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, and our subsequent filings with the SEC, that could have a negative effect on our financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this report or other RLHC communications. You should carefully consider these risk factors, in addition to the other information in this quarterly report.

The COVID-19 outbreak continues to have a significant negative impact on our financial condition and operations.

The current, and uncertain future impact of the COVID-19 outbreak, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, cash flows, liquidity, and stock price.

We have been, and will continue to be, negatively impacted by heightened domestic and foreign governmental regulations and travel advisories, social distancing recommendations by the U.S. Department of State and the Centers for Disease Control and Prevention, stay-at-home orders and travel bans and restrictions, each of which has impacted, and is expected to continue to significantly impact, our financial results.

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

As our business is reliant on the financial success and cooperation of our franchisees, we have implemented policy changes to address the impact of the COVID-19 pandemic on their financial condition, including the implementation of a fee deferral program to certain of our franchisees in which billings related to fees for March through June of 2020 could be deferred and paid ratably over the following nine months, temporary fee reductions for review responses, guest relations fees, and certain other fees, and a delay in implementation of capital intensive brand standards. While these changes are temporary, if the COVID-19 pandemic continues for longer than expected, we may be required to extend some of these fee deferral programs, resulting in additional reductions in income and cash flows and negatively impacting our financial condition.

In addition, the hotel business is seasonal in nature, with the period from May through October generally accounting for the greatest portion of our annual company operated hotel revenues, and franchise royalties that are based on a percentage of hotel revenue. Given the continuation of the COVID-19 pandemic through the summer months, we experienced a larger adverse impact to our revenues and results of operations as a result of this seasonality.

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

On April 2, 2020, our Board of Directors announced a series of organizational changes and cost cutting measures including changes to senior management, a reduction in force of approximately 40% of our corporate workforce, a reduction in capital expenditures and the closing of the Company’s Spokane office. On September 20, 2020 we announced that in light of the substantial completion of Company’s transition to an asset-light franchise model, our Board eliminated the position of Chief Operating Officer, and Gary L. Sims, who has served as Chief Operating Officer since June 25, 2018, will be leaving effective October 15, 2020. These initiatives accelerated cost-cutting measures begun at the end of 2019, and were broadened and accelerated in light of the COVID-19 pandemic. We believe these changes are needed to streamline our organization and reallocate our resources to better align with our current strategic goals, and to respond to the challenges facing the Company as a result of the COVID-19 pandemic. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such the loss of institutional knowledge and expertise, attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have a material adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in force and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Index to Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employment Offer Letter of Judith Jarvis, dated September 18, 2020

10.2	Separation Agreement and Release of Claims between the Company and Gary L. Sims

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(b)

32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Red Lion Hotels Corporation
Registrant

Signature		Title	Date

By:	/s/ John J. Russell, Jr.	President and Chief Executive Officer (Principal Executive Officer)	November 5, 2020
John J. Russell, Jr.

By:	/s/ Gary Kohn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2020
Gary Kohn